Form 10-Q
period 2011-07-02
MICHAEL FOODS GROUP, INC.
filed 2011-08-16
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-173400

MICHAEL FOODS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0344222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Carlson Parkway, Suite 400 Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

(952) 258-4000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of August 16, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for share data)

	July 2, 2011	January 1, 2011
ASSETS
Current Assets
Cash and equivalents	$17,616	$44,805
Accounts receivable, less allowances	145,647	140,266
Inventories	159,559	133,131
Income taxes	30,741	23,503
Prepaid expenses and other	8,326	9,540

Total Current Assets	361,889	351,245
Property, Plant and Equipment
Land	9,212	9,212
Buildings and improvements	111,029	110,230
Machinery and equipment	242,467	224,189

Total Property, Plant and Equipment	362,708	343,631
Less accumulated depreciation	67,028	33,315

Property, Plant and Equipment, net	295,680	310,316
Goodwill	830,257	829,594
Intangible assets, net	600,608	616,008
Deferred financing costs	49,921	48,545
Other assets	8,552	8,390

Total Assets	$2,146,907	$2,164,098

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$16,724	$9,983
Accounts payable	73,178	70,321
Accrued liabilities
Compensation	10,839	18,922
Customer programs	33,834	35,164
Interest	20,554	22,298
Other	28,121	24,366

Total Current Liabilities	183,250	181,054
Long-term debt, less current maturities	1,268,371	1,219,199
Deferred income taxes	286,626	286,439
Other long-term liabilities	7,440	3,791
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of July 2, 2011 and January 1, 2011	0	0
Additional paid-in capital	410,200	468,818
Retained earnings (accumulated deficit)	(7,552)	3,277
Accumulated other comprehensive income (loss)	(1,428)	1,520

Total Shareholder’s Equity	401,220	473,615

Total Liabilities and Shareholder’s Equity	$2,146,907	$2,164,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended July 2, 2011 and June 26, 2010

(Unaudited, in thousands)

	Company 2011	Predecessor 2010
Net sales	$420,019	$348,693
Cost of sales	361,937	290,687

Gross profit	58,082	58,006
Selling, general and administrative expenses	40,504	67,523
Transaction costs	0	14,730

Operating profit (loss)	17,578	(24,247)
Interest expense, net	25,551	15,556
Loss on early extinguishment of debt	0	31,238
Unrealized gain on currency translation	(98)	0

Loss before income taxes and equity in losses of unconsolidated subsidiary	(7,875)	(71,041)
Income tax benefit	(2,783)	(21,794)
Equity in losses of unconsolidated subsidiary	74	59

Net loss	$(5,166)	$(49,306)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended July 2, 2011 and June 26, 2010

(Unaudited, in thousands)

	Company 2011	Predecessor 2010
Net sales	$837,120	$743,995
Cost of sales	706,425	612,748

Gross profit	130,695	131,247
Selling, general and administrative expenses	85,525	102,283
Transaction costs	0	14,730

Operating profit	45,170	14,234
Interest expense, net	50,756	30,985
Loss on early extinguishment of debt	3,527	31,238
Unrealized gain on currency translation	(677)	0

Loss before income taxes and equity in losses of unconsolidated subsidiary	(8,436)	(47,989)
Income tax benefit	(3,028)	(13,765)
Equity in losses of unconsolidated subsidiary	193	59

Net loss	$(5,601)	$(34,283)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the six months ended July 2, 2011

(In thousands)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (loss)	Total Shareholder’s Equity
Balance at January 1, 2011	5	$0	$468,818	$3,277	$1,520		$473,615
Stock option compensation			889				889
Capital invested by parent			265				265
Dividend to parent			(59,772)	(5,228)			(65,000)
Net loss				(5,601)		$(5,601)
Foreign currency translation adjustment					(54)	(54)
Futures loss					(2,894)	(2,894)

Comprehensive loss						$(8,549)	(8,549)

Balance at July 2, 2011	5	$0	$410,200	$(7,552)	$(1,428)		$401,220

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For six months ended July 2, 2011 and June 26, 2010

(Unaudited, in thousands)

	Company	Predecessor
	Six Months Ended July 2, 2011	Six Months Ended June 26, 2010
Cash flows from operating activities:
Net loss	$(5,601)	$(34,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,693	28,550
Amortization of intangibles	15,400	7,459
Amortization of deferred financing costs	3,978	1,828
Write-off of deferred financing costs	1,845	10,475
Amortization of original issue discount on long-term debt	1,105	1,570
Write-off of original issue discount on long-term debt	1,123	10,133
Deferred income taxes	331	(14,894)
Preferred return on deferred compensation	0	1,444
Non-cash stock option compensation	889	35,762
Changes in operating assets and liabilities:
Accounts receivable	(5,152)	1,440
Inventories	(26,168)	(326)
Prepaid expenses and other	(4,912)	(6,847)
Accounts payable	2,774	(13,164)
Accrued liabilities	(8,822)	14,676

Net cash provided by operating activities	10,483	43,823
Cash flows from investing activities:
Capital expenditures	(18,670)	(22,354)
Investments in and equity adjustments of joint ventures and other	(350)	(1,500)

Net cash used in investing activities	(19,020)	(23,854)
Cash flows from financing activities:
Payments on long-term debt	(786,448)	(685,564)
Proceeds from long-term debt	840,000	6,032
Additional capital invested by parent	0	637,870
Dividend to parent	(65,000)	0
Deferred financing costs	(7,198)	(153)

Net cash used in financing activities	(18,646)	(41,815)
Effect of exchange rate changes on cash	(6)	(31)

Net decrease in cash and equivalents	(27,189)	(21,877)
Cash and equivalents at beginning of period	44,805	87,061

Cash and equivalents at end of period	$17,616	$65,184

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note F)	$265	$0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—GENERAL

Basis of Presentation

On June 29, 2010, M-Foods Holdings, Inc. together with its subsidiaries, collectively the “Predecessor,” merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. (“Michael Foods,” “Company,” “we,” “us,” “our”). We are an indirect wholly owned subsidiary of MFI Holding Corporation (“MFI Holding” or “Parent”). The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying condensed consolidated financial statements are presented for two periods, Predecessor and Company, which relate to the accounting periods preceding and succeeding the consummation of the merger. The Predecessor and Company periods have been separated by a vertical line on the face of the condensed consolidated financial statements, when applicable, to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The accounting policies followed by us in the preparation of our condensed consolidated financial statements for the Company are consistent with those of the Predecessor and are further described below.

The Predecessor is, collectively, M-Foods Holdings, Inc. and its subsidiaries. The entity that filed reports with the Securities and Exchange Commission (SEC) prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of 9.75% discount notes (the fully-accreted balance of which, as of June 26, 2010, was $154 million) and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly period ended July 2, 2011 was a 13-week period and the quarterly period ended June 26, 2010 was a 12-week period due to the timing of the cut-off related to the merger. The six-month period ended July 2, 2011 was a 26-week period and the six-month period ended June 26, 2010 was a 25-week period.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated. Our results of operations for the three and six-month periods ended July 2, 2011 and cash flows for the six-month period ended July 2, 2011 and the Predecessor’s results of operations for the three and six-month periods ended June 26, 2010 and cash flows for the six-month period ended June 26, 2010 are not necessarily indicative of the results expected for the full year.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted during the six months ended July 2, 2011 that had material impacts on our financial position, operating results or disclosures.

Recent Accounting Pronouncements to be Adopted

In May 2011, the Financial Accounting Standards Board (FASB) issued an update to accounting guidance for improved fair value measurement and disclosures. The update represents converged guidance between U.S. GAAP and International Financial Reporting Standards (IFRS) resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. We are currently evaluating the impact of this new guidance, if any, on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance on presentation of comprehensive income that will require us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts, which are classified as derivatives, along with other instruments relating primarily to corn, soybean meal, cheese and energy-related needs. We estimate fair values based on exchange-quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). The hedging-related financial assets measured at fair value on a recurring basis are included in current assets, under cash and equivalents and, prepaid expenses and other.

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. We estimate fair values based on market-quoted prices. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and is included in other long-term liabilities.

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended July 2, 2011 and January 1, 2011 (In thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Assets:
As of July 2, 2011
Commodity contracts – Grain	$0	$0	$0	$0
Commodity contracts – Energy	269	0	269	0

	$269	$0	$269	$0

As of January 1, 2011
Commodity contracts – Grain	$2,734	$0	$2,734	$0
Commodity contracts – Energy	129	0	129	0

	$2,863	$0	$2,863	$0

Liabilities:
As of July 2, 2011
Commodity contracts – Grain	$2,002	$0	$2,002	$0
Interest swap contracts	3,649	0	3,649	0

	$5,651	$0	$5,651	$0

As of January 1, 2011
Commodity contracts – Grain	$0	$0	$0	$0
Interest swap contracts	0	0	0	0

	$0	$0	$0	$0

We have six financial debt instruments, two of which are traded in the debt securities market. For the two traded instruments, we utilize level 1 valuation inputs for our debt instruments based upon their market trading prices to compute the fair value of our financial debt owed to our lenders. The first debt instrument is our credit agreement facility that includes a term B loan. The fair value of the term B loan was $823.8 million compared to its carrying value of $824.4 million (outstanding balance of $837.9 million, less $13.5 million of unamortized original issue discount). The second debt instrument is our senior notes. The fair value of our senior notes was $462.3 million compared to the carrying value of $430 million. Our other debt instruments are not available for trading and we believe their fair value approximates their carrying value. See Note C for additional information.

Accounting for Hedging Activities

Certain of our operating segments enter into derivative instruments, such as corn and soybean meal futures and cheese commitments, which we believe provide an economic hedge on future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks or raw material production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains and raw materials are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive income (loss) related to futures at period end.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in cash and prepaid and other current assets or other long-term liabilities, as appropriate. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the six-month period ended July 2, 2011, we did not discontinue any cash flow hedges, therefore no reclassification of gains or losses into earnings were made during the period.

On July 2, 2011, we had the following outstanding commodity-forward contracts that were entered into to hedge forecasted purchases of grain:

Commodity	Quantity
Corn (bushels)	5,100,000
Soybean Meal (tons)	43,300

The following table represents our derivative assets and (liabilities) (In thousands):

		Fair Value
		July 2, 2011		January 1, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Cash, prepaid expenses and other	$702	$(2,704)	$2,734	$0

Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Cash, prepaid expenses and other	$276	$(7)	$129	$0

Interest swap contracts	Other long-term liabilities	$0	$(3,649)	$0	$0

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statements of Operations for the three and six-month periods ended July 2, 2011 of the Company and for the three and six-month periods ended June 26, 2010 of the Predecessor (in thousands, net of tax impact):

Derivatives in Cash Flow Hedging Relationships:

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
Company
	For the three months ended July 2, 2011

Commodity contracts – Grain	$(2,025)	Cost of sales	$1,419	Cost of sales	$(1)

	For the six months ended July 2, 2011

Commodity contracts – Grain	$(1,430)	Cost of sales	$1,463	Cost of sales	$(11)

Predecessor

	For the three months ended June 26, 2010

Commodity contracts – Grain	$(7)	Cost of sales	$(349)	Cost of sales	$59

	For the six months ended June 26, 2010

Commodity contracts – Grain	$(405)	Cost of sales	$372	Cost of sales	$0

Derivatives not designated as hedging instruments:

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Company		Predecessor
		Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
		July 2, 2011		June 26, 2010

		Gain (Loss) Recognized in Earnings on Derivative

Commodity contracts – Energy	Cost of sales	$29	$42	$231	$214

Interest swap contracts	Interest Expense, net	$(1,857)	$(2,281)	$0	$0

Goodwill and Intangible Assets

We recognize as goodwill the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of market value compared to the corresponding carrying value of the reporting unit, including goodwill.

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada, Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. Transactional gains and losses are reported in the statement of operations. Michael Foods, Inc. holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings (loss) in the period of change.

Joint Venture

During March of 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Co., a Chinese company, which is still in the initial stages of operations and has no revenue. Under the equity method of accounting, losses of $74,000 and $193,000 were recorded for the unconsolidated subsidiary for the three and six-month periods ended July 2, 2011, respectively, representing our 50% share of the joint venture’s net loss from operations. The Predecessor recorded a loss of $59,000 for the unconsolidated subsidiary for the three-month period ended June 26, 2010.

NOTE B—BUSINESS COMBINATION

On June 29, 2010, the Predecessor merged with and into MFI Acquisition Corporation and the surviving entity was renamed Michael Foods Group, Inc. We are an indirect wholly owned subsidiary of MFI Holding Corporation (“MFI Holding”) and the Predecessor was a wholly owned subsidiary of Michael Foods Investors, LLC (“Parent of Predecessor”). The stockholders of MFI Holding are GS Capital Partners VI Fund, L.P. and its affiliates (collectively, “GSCP”) (approximately 74%), affiliates and co-investors of Thomas H. Lee Partners, L.P. (collectively, “THL”), the Predecessor’s largest stockholder prior to the transaction (approximately 21%), and certain current and former members of management (approximately 5%). Under the terms of the merger, all outstanding Predecessor shares and stock options were purchased for approximately $1.675 billion, which amount was financed through equity contributions from MFI Holding (including rollover of equity investment in the Predecessor) of approximately $482.9 million, a senior secured credit facility of up to $865 million (of which $798 million was drawn at the close of the transaction), and $430 million of 9.75% senior notes.

The stockholders of MFI Holding are parties to a Stockholders Agreement and a Registration Rights Agreement. In general, the Stockholders Agreement prohibits transfers of capital stock of MFI Holding before June 29, 2013, except where approved by both GSCP and THL. On and after June 29, 2013, GSCP can require the other stockholders to participate in a proposed sale of stock to a third party and resulting change of control. In general, the Registration Rights Agreement provides that if there is an initial public offering of common stock or other equity securities of MFI Holding or any of its subsidiaries, GSCP and THL will be entitled to demand registration under the Securities Act of the resale of all or any portion of the affected securities. Furthermore, in such event, all other holders of the affected securities will, subject to certain restrictions, be entitled to participate in the registration of shares of MFI Holding’s capital stock.

Pursuant to the Stockholders Agreement, GSCP has the right to appoint four members of MFI Holding’s seven-member board of directors (the “MFI Holding Board”) and THL has the right to appoint one member to the MFI Holding Board. The size of the MFI Holding Board and the relative number of directors which each of GSCP and THL may appoint shall be proportionately adjusted as necessary to reflect their relative ownership in MFI Holding. For so long as either GSCP or THL hold a majority of the outstanding voting shares of MFI Holding, such party shall be entitled to designate at least a majority of the directors to the MFI Holding Board. Additionally, for so long as James Dwyer serves as the Chief Executive Officer of MFI Holding, he shall be a designated member of the MFI Holding Board.

The purchase price of $1.675 billion was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. Accounts receivable fair value was determined by taking the contractual amount of the trade receivables of approximately $125.3 million and reducing it by approximately $0.6 million for our estimate of balances that would not be collected and therefore not generate cash flows to the Company. The value of inventory was determined by taking the expected selling price of the inventory based upon current markets and reducing it by the historical selling costs (i.e. transportation, commissions, etc.). The other short term assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the merger. These allocations were determined by management based on internal studies and in part on an independent valuation of the tangible (property, plant and equipment) and intangible assets of the Company. Identifiable intangible assets valued in the merger were trademarks and customer relationships. Trademarks were valued using the relief-from-royalty method approach and an indefinite life due to long-term use of the trademarks being valued and their importance to the Company’s business. The customer relationship intangibles were valued based on the present value of cash flows from earnings generated by sales to those customers, reduced by required returns on working capital, fixed assets and intangibles. The useful life of 17 years is the weighted average of the estimated lives of foodservice customers (20 years) and retail customers (15 years), both of which were determined by the Company’s actual relationships with customers in those channels. The residual between the acquisition price and the fair values recorded for identifiable assets and liabilities was recorded as goodwill. Due to the nature of the business combination, no significant synergies are expected to result from the merger. The goodwill is attributable to the Company’s industry-leading size, operational scale, product breadth and geographic scope, which make us an important strategic partner to customers across multiple distribution channels and business segments, and allow us to maintain strong market shares in significant segments of our business. In addition, an experienced management team and workforce have allowed us to build a history of consistent sales and EBITDA growth and cash flow generation. The goodwill generated in this transaction will not be deductible for tax purposes.

The allocation of the purchase price was as follows (In thousands):

Cash	$65,184
Receivables	124,715
Inventories	144,386
Other current assets	46,858
Property, plant and equipment	324,475
Goodwill	829,696
Trademarks (indefinite-lived)	111,000
Customer relationships (weighted average useful life of 17 years)	521,000
Other non-current assets	61,087
Accounts payable	(58,671)
Accrued liabilities	(160,537)
Deferred taxes	(289,916)
Other long-term liabilities	(4,873)
Debt assumed	(39,404)

$1,675,000

In connection with the merger, the Predecessor recorded transaction expenses of $14.7 million and selling, general administrative expense of $35.6 million for stock compensation related to options outstanding as of June 26, 2010. MFI Holding incurred other costs related to the merger of approximately $15.4 million, which we paid on its behalf, resulting in a dividend to parent during the six-month period ended January 1, 2011, and we incurred debt issuance costs of approximately $52.3 million, which have been capitalized in other long-term assets and are being amortized using the effective interest rate method over the term of the credit and senior notes agreements. The June 29, 2010 credit agreement was issued at a discount. The original issue discount of $17.3 million is being amortized using the effective interest rate method over the term of the credit agreement. See also Note C for subsequent discussion of the credit agreement refinancing and the impacts on these amounts.

The following unaudited pro forma financial information for the three and six-month periods ended June 26, 2010 reflects our consolidated results of operations, as if the acquisition had taken place on January 2, 2010 (In thousands):

	Three Months Ended	Six Months Ended
	June 26, 2010
Proforma net sales	$348,693	$743,995
Proforma pretax loss	(42,537)	(36,992)

The most significant of the pro forma adjustments reflected were to record the incremental interest on the additional debt incurred in connection with the merger and to record additional depreciation and amortization expense resulting from the fair value adjustments made to property, plant and equipment and customer relationship intangible assets. The pro forma pretax earnings for the three and six-month periods ended June 26, 2010 include stock option compensation of approximately $35.6 million recorded by the Predecessor related to the accelerated vesting of stock options due to change in control coinciding with the merger. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

NOTE C—LONG-TERM DEBT

On February 25, 2011, we completed a refinancing of our credit agreement. The new amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provides availability of up to $915 million and consists of the following:

•

$75 million revolving line of credit, of which approximately $17.5 million matures June 29, 2015 with the remaining $57.5 million maturing February 25, 2016. The line bears interest at the greater of LIBOR or 1.75%, plus 4.5% margin for Eurodollar loans and the greater of base rate or 2.75%, plus 3.5% margin for base rate loans;

•

$840 million term B loan maturing February 25, 2018, amortizing at 1% per year, and bearing interest at the greater of LIBOR or 1.25%, plus 3% margin for Eurodollar loans and the greater of base rate or 2.25%, plus 2% margin for base rate loans; the agreement requires us to pay a 1% soft call premium should we prepay the loan within six months of the closing of the amendment and restatement;

•	In addition, the credit agreement permits us to incur incremental term and revolving loans in an aggregate amount not to exceed $200 million, subject to certain conditions.

In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft call premium of approximately $8 million to lenders. We capitalized approximately $7 million of the premium paid to lenders whose term debt was modified and continued to participate in the amended and restated credit agreement which is being amortized using the effective interest rate method over the term of the credit agreement. Included in early extinguishment of debt costs for the six-month period ended July 2, 2011 were approximately $600,000 of the 1% soft call costs and the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs and approximately $1.1 million original issue discount associated with the extinguishment of debt owed to those lenders who did not participate in the amended and restated credit agreement. We incurred debt issuance costs of approximately $4.6 million paid to third parties related to the term B loan refinancing that was expensed during the six-month period ended July 2, 2011.

The amended and restated credit agreement, including the revolving line of credit and term B loan, is collateralized by substantially all of our assets. The amended and restated credit agreement and senior notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders, a maximum leverage ratio, a minimum interest coverage ratio and limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense, depreciation and amortization expense, and other adjustments as defined in the amended and restated credit agreement. In addition, the amended and restated credit agreement and senior notes include guarantees by all of our domestic subsidiaries (see Note H for additional information).

Long-term debt consisted of the following as of the periods ended, (In thousands):

	July 2, 2011	January 1, 2011
Revolving line of credit	$0	$0
Term loans	837,900	780,025
Senior notes	430,000	430,000
Guaranteed bonds	10,782	11,497
Capital leases	12,833	15,145
MFI Food Canada, Ltd note payable	1,712	2,200
Northern Star Co. note payable	5,363	6,037

	1,298,590	1,244,904
Less:
Current maturities	16,724	9,983
Unamortized original issue discount	13,495	15,722

	$1,268,371	$1,219,199

The following reflects property under capital leases by major classes (In thousands):

	July 2, 2011	January 1, 2011
Machinery and equipment	$16,739	$16,703
Accumulated depreciation	(2,660)	(1,349)

	$14,079	$15,354

Aggregate maturities of our debt and capital leases as of July 2, 2011 are as follows (In thousands):

Year Ending,	Capital Leases	Debt	Total
2011 (Remaining six months)	$2,655	$5,616	$8,271
2012	4,988	11,896	16,884
2013	5,894	12,024	17,918
2014	0	12,799	12,799
2015	0	10,384	10,384
Thereafter	0	1,233,038	1,233,038

	13,537	1,285,757	1,299,294
Less: Amounts representing interest and original issue discount amortization	704	13,495	14,199

	$12,833	$1,272,262	$1,285,095

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate (the 1.75% LIBOR floor in effect at the time) on $250 million of our variable rate debt. The following is a summary of the key contract terms:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$50 million	November 16, 2012	November 16, 2013	2.73%
$50 million	November 16, 2012	November 16, 2014	3.16%
$150 million	November 16, 2012	May 16, 2015	3.35%

We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings (losses) in the period of change (see Note A).

The components of net interest expense are as follows (In thousands):

	Company		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	July 2, 2011		June 26, 2010
Interest expense	$20,110	$42,035	$13,920	$27,799
Amortization of financing costs	1,947	3,978	915	1,828
Amortization of original issue discount on long-term debt	525	1,105	785	1,570
Mark-to-market on interest swap contracts	2,971	3,649	0	0
Capitalized interest	7	7	(23)	(133)
Interest income	(9)	(18)	(41)	(79)

Interest expense, net	$25,551	$50,756	$15,556	$30,985

NOTE D—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds, and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities at 16-18 weeks, at which time their cost is amortized to operations over their expected useful life of generally one to two years.

Inventories consisted of the following as of the periods ended (in thousands):

	July 2, 2011	January 1, 2011
Raw materials and supplies	$24,307	$24,724
Work in process and finished goods	101,460	78,744
Flocks	33,792	29,663

Total inventories	$159,559	$133,131

NOTE E—COMMITMENTS AND CONTINGENCIES

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. We currently have two motions to dismiss pending before the Court: (1) a motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; and (2) a motion to dismiss the indirect-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc. We are also a party to various other motions, filed by multiple defendants, to dismiss portions of the complaints. Oral arguments on the motions were held in October and November 2010, and decisions from the court are pending.

In late 2010 and early 2011, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action pending before the Eastern District of Pennsylvania. All of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they will be treated as related to the main action.

We received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. We have fully cooperated with the Florida Attorney General’s Office to date. Further compliance is suspended pending discovery in the civil antitrust litigation referenced above.

Patent infringement claims: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (“NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleges that our pasteurized shell egg products infringe on patents and trademarks that NPE owns or licenses. NPE seeks unspecified damages, profits from our sales of pasteurized shell eggs, attorney’s fees, and an injunction preventing the Michael Foods defendants from future infringement. We deny NPE’s allegations and are seeking declarations that NPE’s patents are invalid and not infringed, and that NPE’s trademarks are not infringed. Though there has been no quantification of claimed damages, pasteurized shell eggs constitute a very modest portion of sales in the Egg Products Division.

On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. (“NPE”) in U.S. District Court for the District of Minnesota. We allege that NPE’s production and sale of pasteurized shell eggs infringes three patents, each owned by the University of Missouri and exclusively licensed to Michael Foods, Inc. We seek unspecified damages and injunctive relief preventing NPE from future infringement. On July 27, 2011, our case was transferred to the U.S. District Court for the Western District of Wisconsin for consolidated handling with NPE’s case.

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water provided an analysis by which it concluded that from 2004 to present, it has underbilled Papetti’s by some $6.5 million. Neither the City nor Liberty Water has issued an invoice to Papetti’s in connection with alleged underbilling, nor has the City amended its counterclaim to allege underbilling in any particular dollar amount.

These litigated matters are in their early stages, such that any possible loss cannot be estimated. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.

Other: In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay non-material amounts to resolve claims and alleged violations of regulatory requirements. There are no pending “ordinary course” matters that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations, financial condition or cash flow.

NOTE F—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded a non-cash capital investment from our parent, MFI Midco Corporation (“Midco”), of $265,000 in the six-month period ended July 2, 2011 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated Federal tax return.

Dividend

During March 2011, the Company used the proceeds from the expansion of the term B loan to pay a cash dividend of $65 million to Midco, which paid a dividend to MFI Holding, which subsequently distributed the dividend funds to its shareholders.

Stock-Based Compensation

During the six-month period ended July 2, 2011, MFI Holding granted time-vesting options for 573.42 shares, each with a $1,856.19 weighted average exercise price and a grant-date fair value of $760.94, under the terms of the Plan. Also, MFI Holding granted performance-vesting options for 4,986.63 shares, each with a $5,526.38 weighted average exercise price. Options forfeited during the six-month period ended July 2, 2011 were for 390.75 shares, consisting of 146.69 time-vesting shares and 244.06 performance-vesting shares. The Plan has 63,612.37 options outstanding, consisting of 18,206.02 time-vesting shares and 45,406.35 performance-vesting shares as of July 2, 2011, leaving a balance of 7,453.11 shares, consisting of 1,548.65 time-vesting shares and 5,904.46 performance-vesting shares, available for option issuance in the future. Any unexercised options will expire 10 years after the grant date. Options granted during the three-month period ended July 2, 2011 were granted with option prices based on the estimated fair market value of common stock determined by MFI Holding’s management.

The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

2011
Risk-free interest rate	1.76% - 1.87%
Expected term (in years)	5
Expected volatility	32.78% - 32.96%
Expected dividends	None

The risk-free interest rate for periods within the expected term of the option was based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility used was based on the historical volatility of the stock of companies within our peer group.

During March 2011, MFI Holding paid its shareholders a $65 million dividend. The 2010 MFI Holding Corporation Equity Incentive Plan’s (the “Plan”) provisions require that in the event of a dividend, an appropriate adjustment will be made to the outstanding option shares granted or their exercise prices in order to prevent dilution. Concurrent with the MFI Holding dividend payment, our Compensation Committee adopted a resolution that modified the exercise prices of the 40,663.78 performance-vesting stock options and 17,912.65 time-vesting stock options outstanding at that time. The required adjustment did not affect the fair value of the options outstanding and no incremental stock-based compensation was recorded.

Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes was as follows (in thousands):

	Company		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	July 2, 2011		June 26, 2010
Net loss	$(5,166)	$(5,601)	$(49,306)	$(34,283)
Net (gains) losses arising during the period:
Net change to unrealized positions on cash flow hedges	(3,445)	(2,894)	343	(776)
Foreign currency translation adjustment	15	(54)	(238)	150

Other comprehensive income (loss)	(3,430)	(2,948)	105	(626)

Comprehensive loss	$(8,596)	$(8,549)	$(49,201)	$(34,909)

NOTE G—BUSINESS SEGMENTS

The Company operates and the Predecessor operated in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on operating segments is as follows ( in thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Company
Three months ended July 2, 2011
External net sales	$285,765	$29,664	$104,590	$0	$420,019
Intersegment sales	4,725	1,976	0	(6,701)	0
Operating profit (loss)	16,874	1,473	4,964	(5,733)	17,578
Depreciation and amortization	19,783	2,851	1,981	2	24,617

Six months ended July 2, 2011
External net sales	$573,018	$60,013	$204,089	$0	$837,120
Intersegment sales	8,525	3,523	0	(12,048)	0
Operating profit (loss)	44,611	4,265	10,285	(13,991)	45,170
Depreciation and amortization	39,424	5,702	3,963	4	49,093

Predecessor
Three months ended June 26, 2010
External net sales	$242,399	$27,299	$78,995	$0	$348,693
Intersegment sales	2,486	1,607	0	(4,093)	0
Operating profit (loss)	28,051	(5,222)	4,833	(51,909)	(24,247)
Depreciation and amortization	11,073	6,661	1,145	1	18,880

Six months ended June 26, 2010
External net sales	$508,085	$57,661	$178,249	$0	$743,995
Intersegment sales	7,073	3,423	0	(10,496)	0
Operating profit (loss)	64,303	(7,074)	12,272	(55,267)	14,234
Depreciation and amortization	23,082	10,633	2,292	2	36,009

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries, jointly and severally, and fully and unconditionally, guarantee the amended and restated credit agreement and senior notes.

The following condensed consolidating financial information presents our consolidated balance sheets as of July 2, 2011 and as of January 1, 2011, and the condensed consolidating statements of operations for the three and six-month periods ended July 2, 2011 and the Predecessor’s three and six-month periods ended June 26, 2010 and our statement of cash flows for our six-month period ended July 2, 2011 and for the Predecessor’s six-month period ended June 26, 2010. For the Company’s July 2, 2011 period, the financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis. For the Predecessor’s June 26, 2010 period, the financial statements reflect M-Foods Holdings, Inc. (Predecessor Corporate), the wholly owned Predecessor guarantor subsidiaries (on a combined basis), the Predecessor non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheets

July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$17,616	$0	$0	$17,616
Accounts receivable, less allowances	0	140,711	5,927	(991)	145,647
Inventories	0	151,852	7,707	0	159,559
Prepaid expenses and other	28,437	10,441	189	0	39,067

Total current assets	28,437	320,620	13,823	(991)	361,889
Property, Plant and Equipment – net	0	285,894	9,786	0	295,680
Goodwill	0	822,960	7,297	0	830,257
Intangibles and other assets	49,921	628,176	0	(19,016)	659,081
Investment in subsidiaries	1,606,858	4,148	0	(1,611,006)	0

Total assets	$1,685,216	$2,061,798	$30,906	$(1,631,013)	$2,146,907

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$8,400	$6,822	$1,502	$0	$16,724
Accounts payable	0	71,248	2,921	(991)	73,178
Accrued liabilities	20,535	70,545	2,268	0	93,348

Total current liabilities	28,935	148,615	6,691	(991)	183,250
Long-term debt, less current maturities	1,246,005	21,064	20,318	(19,016)	1,268,371
Deferred income taxes	1,616	285,010	0	0	286,626
Other long-term liabilities	7,440	0	0	0	7,440
Shareholder’s equity	401,220	1,607,109	3,897	(1,611,006)	401,220

Total liabilities and shareholder’s equity	$1,685,216	$2,061,798	$30,906	$(1,631,013)	$2,146,907

Company

Condensed Consolidating Balance Sheets

January 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,610	$1,195	$0	$44,805
Accounts receivable, less allowances	0	134,605	5,661	0	140,266
Inventories	0	127,615	5,516	0	133,131
Prepaid expenses and other	22,364	10,604	75	0	33,043

Total current assets	22,364	316,434	12,447	0	351,245
Property, Plant and Equipment – net	0	299,238	11,078	0	310,316
Goodwill	0	822,558	7,036	0	829,594
Intangibles and other assets	48,545	642,934	0	(18,536)	672,943
Investment in subsidiaries	1,622,274	4,617	0	(1,626,891)	0

Total assets	$1,693,183	$2,085,781	$30,561	$(1,645,427)	$2,164,098

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$1,875	$6,687	$1,421	$0	$9,983
Accounts payable	0	68,484	1,837	0	70,321
Accrued liabilities	22,058	76,710	1,982	0	100,750

Total current liabilities	23,933	151,881	5,240	0	181,054
Long-term debt, less current maturities	1,192,428	24,510	20,797	(18,536)	1,219,199
Deferred income taxes	(584)	287,023	0	0	286,439
Other long-term liabilities	3,791	0	0	0	3,791
Shareholder’s equity	473,615	1,622,367	4,524	(1,626,891)	473,615

Total liabilities and shareholder’s equity	$1,693,183	$2,085,781	$30,561	$(1,645,427)	$2,164,098

Company

Condensed Consolidating Statements of Operations

Three months ended July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$410,315	$13,926	$(4,222)	$420,019
Cost of sales	0	352,960	13,199	(4,222)	361,937

Gross profit	0	57,355	727	0	58,082
Selling, general and administrative expenses	462	39,348	694	0	40,504

Operating profit (loss)	(462)	18,007	33	0	17,578
Interest expense, net	25,158	55	338	0	25,551
Unrealized gain on currency translation	0	(98)	0	0	(98)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(25,620)	18,050	(305)	0	(7,875)
Equity in earnings (loss) of subsidiaries	10,808	(308)	0	(10,500)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(14,812)	17,742	(305)	(10,500)	(7,875)
Income tax expense (benefit)	(9,646)	6,860	3	0	(2,783)
Equity in losses of unconsolidated subsidary	0	74	0	0	74

Net earnings (loss)	$(5,166)	$10,808	$(308)	$(10,500)	$(5,166)

Predecessor

Condensed Consolidating Statements of Operations

Three months ended June 26, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$339,848	$12,894	$(4,049)	$348,693
Cost of sales	0	283,176	11,560	(4,049)	290,687

Gross profit	0	56,672	1,334	0	58,006
Selling, general and administrative expenses	0	66,687	836	0	67,523
Transaction costs	0	14,730	0	0	14,730

Operating profit (loss)	0	(24,745)	498	0	(24,247)
Interest expense, net	3,725	11,447	384	0	15,556
Loss on early extinguishment of debt	6,388	24,850	0	0	31,238

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(10,113)	(61,042)	114	0	(71,041)
Equity in earnings (loss) of subsidiaries	(41,478)	192	0	41,286	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(51,591)	(60,850)	114	41,286	(71,041)
Income tax benefit	(2,285)	(19,431)	(78)	0	(21,794)
Equity in losses of unconsolidated subsidary	0	59	0	0	59

Net earnings (loss)	$(49,306)	$(41,478)	$192	$41,286	$(49,306)

Company

Condensed Consolidating Statements of Operations

Six months ended July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$819,161	$25,714	$(7,755)	$837,120
Cost of sales	0	690,078	24,102	(7,755)	706,425

Gross profit	0	129,083	1,612	0	130,695
Selling, general and administrative expenses	5,007	78,954	1,564	0	85,525

Operating profit (loss)	(5,007)	50,129	48	0	45,170
Interest expense, net	49,947	75	734	0	50,756
Loss on early extinguishment of debt	3,527	0	0	0	3,527
Unrealized gain on currency translation	0	(677)	0	0	(677)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(58,481)	50,731	(686)	0	(8,436)
Equity in earnings (loss) of subsidiaries	30,862	(682)	0	(30,180)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(27,619)	50,049	(686)	(30,180)	(8,436)
Income tax expense (benefit)	(22,018)	18,994	(4)	0	(3,028)
Equity in losses of unconsolidated subsidary	0	193	0	0	193

Net earnings (loss)	$(5,601)	$30,862	$(682)	$(30,180)	$(5,601)

Predecessor

Condensed Consolidating Statements of Operations

Six months ended June 26, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$724,649	$27,352	$(8,006)	$743,995
Cost of sales	0	595,789	24,965	(8,006)	612,748

Gross profit	0	128,860	2,387	0	131,247
Selling, general and administrative expenses	0	100,650	1,633	0	102,283
Transaction costs	0	14,730	0	0	14,730

Operating profit	0	13,480	754	0	14,234
Interest expense, net	7,533	22,654	798	0	30,985
Loss on early extinguishment of debt	6,388	24,850	0	0	31,238

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,921)	(34,024)	(44)	0	(47,989)
Equity in earnings (loss) of subsidiaries	(23,987)	31	0	23,956	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(37,908)	(33,993)	(44)	23,956	(47,989)
Income tax benefit	(3,625)	(10,065)	(75)	0	(13,765)
Equity in losses of unconsolidated subsidary	0	59	0	0	59

Net earnings (loss)	$(34,283)	$(23,987)	$31	$23,956	$(34,283)

Company

Condensed Consolidating Statements of Cash Flows

Six months ended July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(29,006)	$39,552	$(63)	$10,483
Cash flows from investing activities:
Capital expenditures	0	(18,555)	(115)	(18,670)
Investment in and equity adjustments of joint ventures and other	0	(350)	0	(350)

Net cash used in investing activities	0	(18,905)	(115)	(19,020)
Cash flows from financing activities:
Payments on long-term debt	(782,125)	(3,312)	(1,011)	(786,448)
Proceeds from issuance of debt	840,000	0	0	840,000
Deferred financing costs	(7,198)	0	0	(7,198)
Dividend to parent	(65,000)	0	0	(65,000)
Dividend from subsidiaries	43,329	(43,329)	0	0

Net cash provided by (used in) financing activities	29,006	(46,641)	(1,011)	(18,646)
Effect of exchange rate changes on cash	0	0	(6)	(6)

Net decrease in cash and equivalents	0	(25,994)	(1,195)	(27,189)
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$17,616	$0	$17,616

Predecessor

Condensed Consolidating Statements of Cash Flows

Six months ended June 26, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(7,511)	$48,696	$2,638	$43,823

Cash flows from investing activities:
Capital expenditures	0	(22,152)	(202)	(22,354)
Investment in joint venture	0	(1,500)	0	(1,500)

Net cash used in investing activities	0	(23,652)	(202)	(23,854)
Cash flows from financing activities:
Payments on long-term debt	(154,061)	(530,336)	(1,167)	(685,564)
Proceeds from long-term debt	0	6,032	0	6,032
Deferred financing costs	0	(153)	0	(153)
Capital investment by parent	161,572	476,298	0	637,870

Net cash (used in) provided by financing activities	7,511	(48,159)	(1,167)	(41,815)
Effect of exchange rate changes on cash	0	0	(31)	(31)

Net increase (decrease) in cash and equivalents	0	(23,115)	1,238	(21,877)
Cash and equivalents at beginning of period	0	86,189	872	87,061

Cash and equivalents at end of period	$0	$63,074	$2,110	$65,184

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other products sold in the dairy case, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. We have a strategic focus on value-added processing of food products, which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which continues to be slowed somewhat by recent economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

On June 29, 2010, M-Foods Holdings, Inc. and its subsidiaries, which we refer to collectively as the Predecessor, merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying condensed consolidated financial statements and select financial data, which are presented for Predecessor and Company, relate to the accounting periods preceding and succeeding the consummation of the merger. The Predecessor and Company periods have been separated by a vertical line in the respective statements and tables to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The accounting policies followed in the preparation of condensed consolidated financial statements for the Company are consistent with those of the Predecessor.

The entity that filed reports with the Securities and Exchange Commission prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of 9.75% discount notes (the fully-accreted balance of which, as of June 26, 2010, was $154 million) and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

Commodities and Product Pricing

Principal market risks that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts, when practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations, nor do we use instruments where there are not underlying exposures.

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing was approximately 2% higher in the first half of 2011 than in the comparable 2010 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, increased approximately 92% and 30%, respectively, in the first half of 2011 as compared to the comparable 2010 period.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. Block cheese prices in the first half of 2011 were up 25% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under fixed-price annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results.

Results of Operations

Purchase Accounting Effects. The June 2010 merger was accounted for using the purchase method of accounting. Accounting for the merger using this method affected our results of operations in certain significant respects. The aggregate merger consideration of approximately $1.675 billion, including purchase price adjustments, the assumption of liabilities and transaction expenses, was allocated to the tangible and intangible assets acquired and liabilities assumed by us, based on their respective fair values as of the date of the acquisition. The allocation of the purchase price to the assets acquired in the merger resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the merger, our interest expense increased in the periods following the merger. For the three and six-month periods ended July 2, 2011,

•	we incurred additional depreciation of approximately $3 million and $6 million, respectively, on the step-up basis of tangible assets, most of which was included within cost of sales; and

•

the step-up of our amortizable intangible assets resulted in additional expense of approximately $4 million and $8 million, respectively, and was included in selling, general and administrative expense.

Several of the commentary items below exclude the impacts of the transaction as described in the paragraphs above by factoring them out of current year expense, resulting in non-GAAP comparisons. We believe this presentation provides a more consistent comparison of the respective periods, as other than those items factored out, the operations of the Company and Predecessor has not changed.

Readers are directed to “Note G—Business Segments” for data on the unaudited financial results of our business segments for the Company’s three and six-month periods ended July 2, 2011 and the Predecessor’s three and six-month periods ended June 26, 2010. The three and six-month periods ended July 2, 2011 include 13 and 26 weeks, while the three and six-month periods ended June 26, 2010 include 12 and 25 weeks due to the timing of the cut-off related to the merger. The condensed consolidated financial results discussed below include our financial data and the financial data of the Predecessor, M-Foods Holdings, Inc. and its subsidiaries.

Three Months Ended July 2, 2011 as Compared to Three Months Ended June 26, 2010

Net Sales. Net sales for 2011 increased approximately $71.3 million, or 20%, to $420 million from $348.7 million in 2010. The change in net sales primarily reflects the pass-through of higher commodity costs through variable pricing arrangements, a greater mix of higher value-added products (which generally have higher selling prices), and sales associated with the additional week in the 2011 period. It is estimated that net sales for a 13th week in 2010 would have been approximately $29 million. Volume increased 6%, all due to the additional week in 2011. Volumes decreased approximately 2% on a comparable 13-week period basis.

Egg Products Division Net Sales. Egg Products Division external net sales for 2011 increased approximately $43.4 million, or 18%. The net sales increase is primarily due to the the pass-through of higher commodity costs through variable pricing arrangements, a greater mix of higher value-added products and sales associated with the additional week in 2011. It is estimated that net sales for a 13th week in 2010 would have been approximately $20 million. Volume increased 5%, all due to the additional week in 2011. Volumes decreased approximately 2% on a comparable 13-week period basis.

Potato Products Division Net Sales. Potato Products Division external net sales for 2011 increased approximately $2.4 million, or 9%. The net sales increase is primarily due to the additional week of sales in the 2011 period. It is estimated that net sales for a 13th week in 2010 would have been approximately $2 million. Overall volume increased 1%, due to the additional week in 2011. Volumes decreased approximately 6% on a comparable 13-week period basis. The decreased volumes in our retail potato business drove the decline due to lower levels of promotion. The lower levels of promotion through net pricing arrangements and an increase in our base pricing resulted in higher average selling prices offsetting the volume decline.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2011 increased approximately $25.6 million, or 32%. The net sales increase is primarily due to pass through of higher commodity costs through price increases and the additional week of sales in the 2011 period. It is estimated that net sales for a 13th week in 2010 would have been approximately $7 million. Unit sales for distributed products (excluding shell eggs) were up 17% compared to 2010, primarily due to the additional week in 2011 combined with branded and private label cheese volume growth. Volumes increased approximately 8% on a comparable 13-week period basis.

Gross Profit. Gross profit for 2011 was flat at $58 million compared to 2010. Our gross profit margin decreased to 13.8% in 2011 as compared to 16.6% in 2010. The lower gross profit margin percentage reflected reduced gross margin contributions from the Egg Products and Crystal Farms divisions. The main drivers in the decline in margins were additional depreciation resulting from the purchase accounting associated with the merger and rising corn, soybean meal, cheese, butter and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2011 decreased $27 million, or 40%, to $40.5 million from $67.5 million in 2010. The main drivers for the decrease were approximately $35.6 million of additional stock compensation recorded in 2010 in connection with the merger offset by a $1.5 million settlement of an insurance claim recorded in 2010. The 2011 period reflects increased amortization of intangibles as a result of the merger, increased marketing expenses and approximately $3 million of fees and expenses paid in connection with a business optimization project completed during the quarter. Those increases were offset by reduced compensation costs, primarily related to incentive compensation accruals.

Transaction costs. The Predecessor incurred approximately $14.7 million of transaction related costs in 2010.

Operating Profit. Operating profit for 2011 increased approximately $41.8 million to $17.6 million from an operating loss of $24.2 million in 2010, due to the reduced selling, general and administrative expenses (discussed above) as there were no transaction costs during 2011.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2011 decreased approximately $11.2 million, or 40%, to $16.9 million from $28.1 million in 2010. The decrease was mainly a result of the transaction-related items discussed above. Factoring out those items, operating profit was down $5 million compared to 2010, primarily due to higher corn, soybean meal and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Potato Products Division Operating Profit. Potato Products Division had an approximately $1.5 million operating profit for 2011 compared to a $5.2 million operating loss in 2010. The results in 2011 were positively impacted by improved operating efficiencies at the new Chaska, Minnesota facility, compared to 2010 when the division’s results were impacted by poor raw-potato quality, plant start-up costs and the inefficiencies of running two plants.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2011 increased approximately $0.2 million, or 3%, to $5 million from $4.8 million in 2010. The 2011 results were impacted by approximately $1 million of transaction-related impacts and rising cheese, butter and energy-related costs, which were covered by the additional profitability associated with volume growth.

Interest Expense. Interest expense was approximately $25.6 million in 2011 compared to approximately $15.6 million the prior year due to the significantly higher outstanding borrowings associated with the merger and approximately $3 million of unrealized losses recorded related to the marking-to-market of our interest rate swap contracts.

Loss on early extinguishment of debt. In conjunction with the merger, the Predecessor incurred costs of $31.2 million related to the extinguishment of its prior debt arrangements.

Unrealized gain on currency translation. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our foreign subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on losses before income taxes was approximately 35.3% for 2011 compared to approximately 30.7% in 2010. The effective rate was affected by the level of losses between periods, the amount of permanent differences between book and taxable income, actual tax expense payable at the state level, a change in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate.

Six Months Ended July 2, 2011 as Compared to Six Months Ended June 26, 2010

Net Sales. Net sales for 2011 increased approximately $93.1 million, or 13%, to $837.1 million from $744 million in 2010. The change in net sales primarily reflects the pass-through of higher commodity costs, a favorable product mix as we continue to focus on higher value-added products and sales associated with the additional week in the 2011 period. It is estimated that net sales for a 26th week in 2010 would have been approximately $29 million. Volume increased 2%, all due to the additional week in 2011. Volumes decreased approximately 2% on a comparable 26-week period basis.

Egg Products Division Net Sales. Egg Products Division external net sales for 2011 increased approximately $64.9 million, or 13%, to $573 million from $508.1 million in 2010. Net sales increased over last year due to the pass-through of higher commodity costs, the continued focus on higher value-added products and sales associated with the additional week in the 2011 period. It is estimated that net sales for a 26th week in 2010 would have been approximately $20 million. Volume increased 3%, all due to the additional week in 2011. Year over year, on a comparable 26-week basis, volumes decreased 1.4% driven by decreased foodservice volumes.

Potato Products Division Net Sales. Potato Products Division external net sales for 2011 increased approximately $2.3 million, or 4% to $60 million compared to $57.7 million in 2010. It is estimated that net sales for a 26th week in 2010 would have been approximately $2 million. Overall volume decreased 1%. Volumes decreased approximately 5% on a comparable 26-week period basis. The retail potato volumes drove the decline due to lower levels of promotion. The lower levels of promotion and an increase in our base pricing resulted in higher average selling prices offsetting the volume decline.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2011 increased approximately $25.9 million, or 15% to $204.1 million compared to $178.2 million in 2010. It is estimated that net sales for a 26th week in 2010 would have been approximately $7 million. Unit sales for distributed products (excluding shell eggs) increased 6% in 2011 mainly due to the additional week in 2011 and improved volume in private label cheese business. Volumes increased approximately 2% on a comparable 26-week period basis. Higher commodity pricing and lower levels of promotion led to a larger increase in sales dollars compared to volumes.

Gross Profit. Gross profit for 2011 was flat at $131 million compared to 2010. Our gross profit margin decreased to 15.6% in 2011 as compared to 17.6% in 2010. The lower gross profit margin percentage reflected reduced gross margin contributions from the Egg Products and Crystal Farms divisions. The main drivers in the decline in margins were additional depreciation resulting from the purchase accounting associated with the merger and rising corn, soybean meal, cheese, butter and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2011 decreased approximately $16.8 million, or 16%, to $85.5 million from $102.3 million in 2010. The main drivers for the decrease were approximately $35.6 million of additional stock compensation recorded in 2010 in connection with the merger, offset by a $1.5 million settlement of an insurance claim recorded in 2010. The 2011 period reflects approximately $8 million additional amortization of intangibles as a result of the merger, increased marketing expenses, approximately $3 million of fees and expenses paid in connection with a business optimization project and approximately $4.6 million of fees incurred in the refinancing of our credit agreement during 2011. The increases were offset by reduced compensation costs, primarily related to incentive compensation accruals.

Transaction costs. The Predecessor incurred approximately $14.7 million of transaction related costs in 2010.

Operating Profit. Operating profit for 2011 increased approximately $31 million, or 221%, to $45.2 million from $14.2 million in 2010, due to the 2010 impact of the transaction costs and reduced selling, general and administrative expenses discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2011 decreased approximately $19.7 million, or 31%, to $44.6 million from $64.3 million in 2010. The decrease was mainly a result of the transaction-related items of approximately $12 million discussed above. Factoring out those items, operating profit was down $7.7 million compared to 2010, primarily due to higher corn, soybean meal and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Potato Products Division Operating Profit. Potato Products Division had a $4.3 million operating profit for 2011 compared to a $7.1 million operating loss in 2010. The results in 2011 were positively impacted by improved operating efficiencies at the new Chaska, Minnesota facility, compared to 2010 when the division’s results were impacted by poor raw-potato quality, plant start-up costs and the inefficiencies of running two plants.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2011 decreased approximately $2 million, or 16%, to $10.3 million from $12.3 million in 2010. The decrease was the result of approximately $2 million of transaction-related impacts and rising cheese, butter and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Interest Expense. Interest expense was approximately $50.8 million in 2011 compared to $31 million the prior year due to the significantly higher outstanding borrowings associated with the merger and approximately $3.6 million of unrealized losses recorded related to the marking-to-market of our interest rate swap contracts.

Loss on early extinguishment of debt. In conjunction with the February 25, 2011 refinancing, we incurred costs of approximately $3.5 million related to the extinguishment of debt for those lenders who did not participate in the amended and restated credit agreement. In conjunction with the merger, the Predecessor incurred costs of approximately $31.2 million related to the extinguishment of its prior debt arrangements.

Unrealized gain on currency translation. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our foreign subsidiary, MFI Food Canada, Ltd.

Income Taxes. Our effective tax rate on losses before income taxes was 35.9% for 2011 compared to 28.7% in 2010. The effective rate was affected by the level of losses between periods, the amount of permanent differences between book and taxable income, actual tax expense payable at the state level, a change in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, bank borrowings and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. We plan to continue to invest in advanced production facilities to maintain our competitive position.

The cash flow of approximately $10.5 million provided by operating activities in the six-month period ended July 2, 2011 primarily reflects an increase in working capital usage due to the higher commodity cost impacts on accounts receivable and inventory values and the payment of incentive compensation earned in 2010. Other uses were the payment of the arranger fees and other third party refinancing costs related to the February 2011 debt refinancing and increased interest costs. The Predecessor had cash flows provided by operating activities of $43.8 million in the six-month period ended June 26, 2010. The investments in capital spending were lower in the six-month period ended July 2, 2011, compared to the Predecessor spending levels, as the prior year period reflected higher infrastructure and equipment purchases for the new potato products facility. Additionally, in June 2011 we were required to increase, by $350,000, the level of guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims via an escrow collateral money market account, classified as restricted cash in long-term other assets. Cash flow used in financing activities for the six-month period ended July 2, 2011 reflects debt payments, proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend to parent. Cash flows used in financing activities for the six-month period ended June 26, 2010 reflect prepayment of substantially all of M-Foods Holdings, Inc.’s outstanding debt at the closing of the merger and $6 million of loan proceeds from draws of available funds from a December 2008 variable rate lease and a November 2009 variable rate note for equipment purchases at the new potato products facility in Chaska, Minnesota.

On February 25, 2011, the Company completed a refinancing of its credit agreement. The amended and restated credit agreement with Bank of America, N.A. as administrative agent, provides availability up to $915 million and consists of the following:

•

$75 million revolving line of credit, of which approximately $17.5 million matures June 29, 2015 with the remaining $57.5 million expiring February 25, 2016. The line bears interest at the greater of LIBOR or 1.75%, plus 4.5% margin for Eurodollar loans and the greater of base rate or 2.75%, plus 3.5% margin for base rate loans;

•

$840 million term B loan maturing February 25, 2018, amortizing at 1% per year, and bearing interest at the greater of LIBOR or 1.25%, plus 3% margin for Eurodollar loans and the greater of base rate or 2.25%, plus 2% margin for base rate loans; the agreement requires us to pay a 1% soft call premium should we prepay the $840 million term B loan within six months of the closing of the amendment and restatement;

•	In addition, the credit agreement permits us to incur incremental term and revolving loans in an aggregate amount not to exceed $200 million, subject to certain conditions.

Also, concurrent with the June 2010 merger, the Company issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee.

The amended and restated credit agreement requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and senior notes as of July 2, 2011.

We use adjusted EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The last twelve months adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as calculated under the amended and restated credit agreement follows.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the amended and restated credit agreement:

	Twelve Months Ended
	July 2, 2011	June 26, 2010

	(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (1)	$228,934	$213,763
Consolidated Interest Charges (2)	89,593	56,605
Interest Coverage Ratio	2.56x	3.78x
Minimum Permitted Interest Coverage Ratio	1.80x	2.50x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$1,304,329	$728,720
Less: Cash and equivalents	(17,616)	(110,325)

	$1,286,713	$618,395
Adjusted EBITDA (1)	228,934	213,763
Leverage Ratio	5.62x	2.89x
Maximum Permitted Leverage Ratio	7.00x	na

(1)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	July 2, 2011	June 26, 2010

	(Unaudited, In thousands)
Net loss	$(2,325)	$(944)
Unrealized gain on currency translation (a)	(1,415)	0

Consolidated net loss	(3,740)	(944)
Interest expense	103,675	63,190
Income tax expense (benefit)	(3,277)	4,645
Depreciation and amortization	98,855	68,466
Non-cash and stock option compensation	1,931	36,003
Cash expenses incurred in connection with the transaction	4,760	14,730
Business optimization project expense	2,830	0
Realized gain upon the disposition of property not in the ordinary course of business	(977)	0
Equity sponsor management fee	2,305	2,184
Non-cash purchase accounting adjustments	17,928	0
Fees and expenses in connection with the exchange of the 9.75% senior notes	247	0
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	693	792
Unrealized (gain) loss on swap contracts	177	(1,663)
Loss attributable to the early extinguishment of indebtedness	3,527	31,238
Other charges	0	(4,878)

Adjusted EBITDA, as defined in the credit agreement	$228,934	$213,763

(a)	The unrealized gain on currency translation relates to an intercompany note receivable denominated in Canadian currency and due from our foreign subsidiary, MFI Food Canada, Ltd.

(2)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended July 2, 2011	Twelve Months Ended June 26, 2010

	(Unaudited, In thousands)
Gross interest expense	$104,021	$63,787
Minus:
Amortization of financing costs	10,779	7,182
Non-cash mark-to-market on interest rate swaps	3,649	0

Consolidated interest charges	$89,593	$56,605

(3)	Funded Indebtedness was as follows:

	July 2, 2011	June 26, 2010

	(Unaudited, In thousands)
Revolving line of credit	$0	$0
Term loans	837,900	378,950
Senior notes	430,000	0
Subordinated notes	0	304,061
Insurance bonds	1,949	1,629
Guarantee obligations (see discussion below)	14,222	16,509
Capital leases	12,833	18,283
Standby letters of credit	350	350
MFI Food Canada, Ltd. note payable	1,712	2,113
Northern Star Co. note payable	5,363	6,825

	$1,304,329	$728,720

Reconciling items to

Long-term debt, including current maturities:
Insurance bonds	$(1,949)	$(1,629)
Guarantee obligations (see discussion below)	(3,440)	(4,325)
Standby letters of credit	(350)	(350)
Original issue discount on term B loan	(13,495)	0

	(19,234)	(6,304)

	$1,285,095	$722,416

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of wastewater treatment facilities in three municipalities where we have food processing facilities. The remaining principal balance for all guaranteed bonds at July 2, 2011 was approximately $14.2 million. Included in the $14.2 million and in our long-term debt is the outstanding balance of $7.3 million 7.6% bond financing issued in September 2005, maturing September 15, 2017 and the $3.5 million 8.22% bond financing issued in May 2007, maturing March 15, 2016. We are required to pay the principal and interest payments related to these two bonds.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2014. As of July 2, 2011, the outstanding balance was approximately $11.7 million and had an effective interest rate of 3.84%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The note is due November 25, 2014. As of July 2, 2011, the outstanding balance was approximately $5.4 million and had an effective interest rate of 3.66%.

Our ability to make payments on and to refinance our debt, including the senior notes, to fund planned capital expenditures and otherwise satisfy our obligations will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and the credit agreement, may limit our ability to pursue any of these alternatives.

To manage exposure to counterparty credit risk, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are members of the lender group providing our credit facility, which management believes further minimizes the risk of non-performance.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases.

We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought. At July 2, 2011, we had $75 million of funds available on our revolving line of credit.

We invested approximately $19 million in capital expenditures in the six-month period ended July 2, 2011. We plan to spend approximately $48 million on capital expenditures for all of 2011. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Further capital spending in the remainder of 2011 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Seasonality

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Crystal Farms Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest and incremental consumer demand.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the period ended July 2, 2011 that are expected to have a material impact on our financial position, operating results or disclosures. See Note A to the condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

Forward-looking Statements

Certain items contained in this Form 10-Q may be “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used herein, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward looking statements are not guarantees of future performance. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q including the factors described under “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on July 7, 2011. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this financial document include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate (the 1.75% LIBOR floor in effect at the time) on $250 million of our variable rate debt. The following is a summary of the key contract terms:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$50 million	November 16, 2012	November 16, 2013	2.73%
$50 million	November 16, 2012	November 16, 2014	3.16%
$150 million	November 16, 2012	May 16, 2015	3.35%

Other than the interest rate futures contracts, there were no material changes in our market risk during the six-month period ended July 2, 2011.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 2, 2011. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of July 2, 2011.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. We currently have two motions to dismiss pending before the Court: (1) a motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; and (2) a motion to dismiss the indirect-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc. We are also a party to various other motions, filed by multiple defendants, to dismiss portions of the complaints. Oral arguments on the motions were held in October and November 2010, and decisions from the court are pending.

In late 2010 and early 2011, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action pending before the Eastern District of Pennsylvania. All of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they will be treated as related to the main action.

We received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. We have fully cooperated with the Florida Attorney General’s Office to date. Further compliance is suspended pending discovery in the civil antitrust litigation referenced above.

Patent infringement claims: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (“NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleges that our pasteurized shell egg products infringe on patents and trademarks that NPE owns or licenses. NPE seeks unspecified damages, profits from our sales of pasteurized shell eggs, attorney’s fees, and an injunction preventing the Michael Foods defendants from future infringement. We deny NPE’s allegations and are seeking declarations that NPE’s patents are invalid and not infringed, and that NPE’s trademarks are not infringed. Though there has been no quantification of claimed damages, pasteurized shell eggs constitute a very modest portion of sales in the Egg Products Division.

On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. (“NPE”) in U.S. District Court for the District of Minnesota. We allege that NPE’s production and sale of pasteurized shell eggs infringes three patents, each owned by the University of Missouri and exclusively licensed to Michael Foods, Inc. We seek unspecified damages and injunctive relief preventing NPE from future infringement. On July 27, 2011, our case was transferred to the U.S. District Court for the Western District of Wisconsin for consolidated handling with NPE’s case.

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water provided an analysis by which it concluded that from 2004 to present, it has underbilled Papetti’s by some $6.5 million. Neither the City nor Liberty Water has issued an invoice to Papetti’s in connection with alleged underbilling, nor has the City amended its counterclaim to allege underbilling in any particular dollar amount.

These litigated matters are in their early stages, such that any possible loss cannot be estimated. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.

Other: In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay non-material amounts to resolve claims and alleged violations of regulatory requirements. There are no pending “ordinary course” matters that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

Readers are directed to our Registration Statement on Form S-4 (File No. 333-173400), which was declared effective by the SEC on July 7, 2011, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS GROUP, INC.

Date: August 16, 2011	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr. (Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)