Form 10-Q
period 2011-10-01
MICHAEL FOODS GROUP, INC.
filed 2011-11-15
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of November 15, 2011.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for share data)

	October 1,	January 1,
	2011	2011
ASSETS
Current Assets
Cash and equivalents	$36,065	$44,805
Accounts receivable, less allowances	165,155	140,266
Inventories	156,218	133,131
Income taxes	12,280	23,503
Prepaid expenses and other	8,679	9,540

Total Current Assets	378,397	351,245
Property, Plant and Equipment
Land	9,212	9,212
Buildings and improvements	111,294	110,230
Machinery and equipment	251,864	224,189

Total Property, Plant and Equipment	372,370	343,631
Less accumulated depreciation	83,531	33,315

Property, Plant and Equipment, net	288,839	310,316
Goodwill	829,706	829,594
Intangible assets, net	592,908	616,008
Deferred financing costs	48,011	48,545
Other assets	8,456	8,390

Total Assets	$2,146,317	$2,164,098

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$16,648	$9,983
Accounts payable	81,885	70,321
Accrued liabilities
Compensation	13,997	18,922
Customer programs	34,508	35,164
Interest	9,770	22,298
Other	27,200	24,366

Total Current Liabilities	184,008	181,054
Long-term debt, less current maturities	1,264,395	1,219,199
Deferred income taxes	286,047	286,439
Other long-term liabilities	10,520	3,791
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of October 1, 2011 and January 1, 2011	0	0
Additional paid-in capital	410,633	468,818
Retained earnings (accumulated deficit)	(6,982)	3,277
Accumulated other comprehensive income (loss)	(2,304)	1,520

Total Shareholder's Equity	401,347	473,615

Total Liabilities and Shareholder's Equity	$2,146,317	$2,164,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended October 1, 2011 and October 2, 2010

(Unaudited, in thousands)

	2011	2010
Net sales	$459,487	$429,371
Cost of sales	393,467	372,416

Gross profit	66,020	56,955
Selling, general and administrative expenses	37,095	39,157

Operating profit	28,925	17,798
Interest expense, net	25,850	27,345
Unrealized loss on currency translation	1,433	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	1,642	(9,547)
Income tax expense (benefit)	976	(3,801)
Equity in losses of unconsolidated subsidiary	96	121

Net earnings (loss)	$570	$(5,867)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended

(Unaudited, in thousands)

	Company		Predecessor
	Nine Months	Three Months	Six Months
	Ended	Ended	Ended
	October 1,	October 2,	June 26,
	2011	2010	2010
Net sales	$1,296,607	$429,371	$743,995
Cost of sales	1,099,892	372,416	612,748

Gross profit	196,715	56,955	131,247
Selling, general and administrative expenses	122,620	39,157	102,283
Transaction costs	0	0	14,730

Operating profit	74,095	17,798	14,234
Interest expense, net	76,606	27,345	30,985
Unrealized loss on currency translation	756	0	0
Loss on early extinguishment of debt	3,527	0	31,238

Loss before income taxes and equity in losses of unconsolidated subsidiary	(6,794)	(9,547)	(47,989)
Income tax benefit	(2,052)	(3,801)	(13,765)
Equity in losses of unconsolidated subsidiary	289	121	59

Net loss	$(5,031)	$(5,867)	$(34,283)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the nine months ended October 1, 2011

(In thousands, except shares)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Shares		Paid-In	(Accumulated	Comprehensive	Comprehensive	Shareholder's
	Issued	Amount	Capital	Deficit)	Income (Loss)	Income (loss)	Equity
Balance at January 1, 2011	100	$0	$468,818	$3,277	$1,520		$473,615
Stock option compensation			1,418				1,418
Capital invested by parent			265				265
Dividend to parent			(59,868)	(5,228)			(65,096)
Net loss				(5,031)		$(5,031)
Foreign currency translation adjustment					(476)	(476)
Futures loss					(3,348)	(3,348)

Comprehensive loss						$(8,855)	(8,855)

Balance at October 1, 2011	100	$0	$410,633	$(6,982)	$(2,304)		$401,347

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended

(Unaudited, in thousands)

	Company		Predecessor
	Nine Months	Three Months	Six Months
	Ended	Ended	Ended
	October 1,	October 2,	June 26,
	2011	2010	2010
Cash flows from operating activities:
Net loss	$(5,031)	$(5,867)	$(34,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,525	16,179	28,550
Amortization of intangibles	23,100	8,242	7,459
Amortization of deferred financing costs	5,931	2,061	1,828
Write-off of deferred financing costs	1,845	0	10,475
Amortization of original issue discount on long-term debt	1,628	743	1,570
Write-off of original issue discount on long-term debt	1,123	0	10,133
Deferred income taxes	(218)	(5,329)	(14,894)
Preferred return on deferred compensation	0	0	1,444
Non-cash stock option compensation	1,418	496	35,762
Changes in operating assets and liabilities:
Accounts receivable	(25,189)	(19,035)	1,440
Inventories	(23,384)	11,271	(326)
Prepaid expenses, income taxes and other	13,424	73	(6,847)
Accounts payable	11,819	2,202	(13,164)
Accrued liabilities	(12,793)	3,834	14,676

Net cash provided by operating activities	44,198	14,870	43,823
Cash flows from investing activities:
Capital expenditures	(29,354)	(9,449)	(22,354)
Business acquisition (net of cash acquired)	0	(1,609,816)	0
Investments in and equity adjustments of joint ventures and other	(350)	213	(1,500)

Net cash used in investing activities	(29,704)	(1,619,052)	(23,854)
Cash flows from financing activities:
Payments on long-term debt	(790,826)	(4,048)	(685,564)
Proceeds from long-term debt	840,000	1,202,700	6,032
Additional capital invested by parent	0	482,900	637,870
Dividend to parent	(65,096)	(15,374)	0
Deferred financing costs	(7,241)	(52,337)	(153)

Net cash provided by (used in) financing activities	(23,163)	1,613,841	(41,815)
Effect of exchange rate changes on cash	(71)	20	(31)

Net decrease in cash and equivalents	(8,740)	9,679	(21,877)
Cash and equivalents at beginning of period	44,805	0	87,061

Cash and equivalents at end of period	$36,065	$9,679	$65,184

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note F)	$265	$0	$0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—GENERAL

Basis of Presentation

On June 29, 2010, M-Foods Holdings, Inc. together with its subsidiaries, collectively the “Predecessor,” merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. (“Michael Foods,” “Company,” “we,” “us,” “our”). We are an indirect wholly owned subsidiary of MFI Holding Corporation (“MFI Holding” or “Parent”). The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying condensed consolidated financial statements are presented for two periods, Company and Predecessor, which relate to the accounting periods preceding and succeeding the consummation of the merger. The Company and Predecessor periods have been separated by a vertical line on the face of the condensed consolidated financial statements, when applicable, to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The accounting policies followed by us in the preparation of our condensed consolidated financial statements for the Company are consistent with those of the Predecessor.

The Predecessor is, collectively, M-Foods Holdings, Inc. and its subsidiaries. The entity that filed reports with the Securities and Exchange Commission (“SEC”) prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of 9.75% discount notes (the fully-accreted balance of which, as of June 26, 2010, was $154 million) and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly period ended October 1, 2011 was a 13-week period and the quarterly period ended October 2, 2010 was a 14-week period due to the timing of the cut-off related to the merger. The nine-month period ended October 1, 2011 was a 39-week period and the six-month period of the Predecessor that ended June 26, 2010 was a 25-week period.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated. Our results of operations for the three and nine-month periods ended October 1, 2011 and cash flows for the nine-month period ended October 1, 2011 and the three-month period ended October 2, 2010 and the Predecessor’s results of operations and cash flows for the six-month period ended June 26, 2010 are not necessarily indicative of the results expected for the full year, due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted during the nine months ended October 1, 2011 that had a material impact on our financial position, operating results or disclosures.

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

In September 2011, the FASB issued guidance on goodwill impairment testing that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test. The assessment examines qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is or is not less than its carrying amount. This new guidance will be effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. We are currently evaluating how this guidance will impact our annual goodwill impairment analysis performed in the fourth quarter each year.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts, which are classified as derivatives, along with other instruments relating primarily to corn, soybean meal, cheese and energy-related needs. We estimate fair values based on exchange-quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). The hedging-related financial instruments measured at fair value on a recurring basis are included in current assets, under prepaid expenses and other.

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. We estimate fair values based on market-quoted prices. Management has elected to not account for these contracts as hedges so changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and is included in other long-term liabilities.

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended October 1, 2011 and January 1, 2011 (In thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Derivatives:
Assets:
As of October 1, 2011
Commodity contracts – Grain	$0	$0	$0	$0
Commodity contracts – Energy	0	0	0	0

	$0	$0	$0	$0

As of January 1, 2011
Commodity contracts – Grain	$2,734	$0	$2,734	$0
Commodity contracts – Energy	129	0	129	0

	$2,863	$0	$2,863	$0

Liabilities:
As of October 1, 2011
Commodity contracts – Grain	$3,427	$0	$3,427	$0
Commodity contracts – Energy	585	0	585	0
Interest swap contracts	7,017	0	7,017	0

	$11,029	$0	$11,029	$0

As of January 1, 2011
Commodity contracts – Grain	$0	$0	$0	$0
Commodity contracts – Energy	0	0	0	0
Interest swap contracts	0	0	0	0

	$0	$0	$0	$0

We have six financial debt instruments, two of which are traded in the public debt securities market. For the two traded instruments, we utilize level 1 valuation inputs (based upon each instrument’s market trading price) to compute the fair value of financial debt owed to our lenders. The first debt instrument is our credit agreement facility that includes a term B loan. The fair value of the term B loan was $793.7 million compared to its carrying value of $822.8 million (outstanding balance of $835.8 million, less $13 million of unamortized original issue discount). The second debt instrument is our senior notes. The fair value of our senior notes was $445.6 million compared to the carrying value of $430 million. Our other debt instruments are not available for trading and we believe their fair value approximates their carrying value. See Note C for additional information.

Accounting for Hedging Activities

Certain of our operating segments enter into derivative instruments, such as corn and soybean meal futures, which we believe provide an economic hedge on future transactions and are designated as cash flow hedges. As the commodities being hedged are grain ingredients fed to our flocks, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive income (loss) related to futures at period end.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs, cheese requirements and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in “prepaid and other current assets” or other “long-term liabilities”, as appropriate. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the nine-month period ended October 1, 2011, we did not discontinue any cash flow hedges, therefore no reclassification of gains or losses into earnings was made during the period.

On October 1, 2011, we had the following outstanding commodity-forward contracts that were entered for hedging of forecasted purchases of grain:

Commodity	Quantity
Corn (bushels)	3,955,000
Soybean Meal (tons)	36,200

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (In thousands):

		Fair Value (1)
		October 1, 2011		January 1, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$285	$(3,712)	$2,734	$0

Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$0	$(613)	$129	$0

Interest swap contracts	Other long-term liabilities	$0	$(7,017)	$0	$0

(1)	Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets.

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statements of Operations for the three and nine-month periods ended October 1, 2011 and the three-month period ended October 2, 2010 of the Company and for the six-month period ended June 26, 2010 of the Predecessor (in thousands, net of tax impact):

Derivatives in Cash Flow Hedging Relationships:

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative

Company

		For the three months ended October 1, 2011

Commodity contracts – Grain	$(1,113)	Cost of sales	$(659)	Cost of sales	$(239)

		For the three months ended October 2, 2010

Commodity contracts – Grain	$(143)	Cost of sales	$210	Cost of sales	$31

		For the nine months ended October 1, 2011

Commodity contracts – Grain	$(1,491)	Cost of sales	$1,857	Cost of sales	$(249)

Predecessor

	For the six months ended June 26, 2010

Commodity contracts – Grain	$(405)	Cost of sales	$372	Cost of sales	$0

Derivatives not designated as hedging instruments:

		Company			Predecessor
	Locations of Gain (Loss) Recognized in Earnings on Derivative	Three		Nine	Six
		Month Periods		Months	Months
		Ended		Ended	Ended
		October 1, 2011	October 2, 2010	October 1, 2011	June 26, 2010

Gain (Loss) Recognized in Earnings on Derivative

Commodity contracts – Energy	Cost of sales	$(492)	$(334)	$(450)	$214

Interest swap contracts	Interest Expense, net	$(2,105)	$0	$(4,386)	$0

Goodwill and Intangible Assets

We recognize as goodwill the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of fair value compared to the corresponding carrying value of the reporting unit, including goodwill.

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. Transactional gains and losses are reported in the statement of operations. Michael Foods, Inc. holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings (loss) in the period of change.

Joint Venture

During March of 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese company, which is still in the initial stages of operations and has no revenue. Under the equity method of accounting, losses of $96,000 and $289,000 were recorded for the unconsolidated subsidiary for the three and nine-month periods ended October 1, 2011, respectively, and $121,000 for the three-month period ended October 2, 2010, representing our 50% share of the joint venture’s net loss from operations. The Predecessor recorded a loss of $59,000 for the unconsolidated subsidiary for the six-month period ended June 26, 2010.

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

The following unaudited pro forma financial information for the three and nine-month periods ended October 2, 2010 reflects our consolidated results of operations, as if the acquisition had taken place on January 2, 2010 (In thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	October 2, 2010
Proforma net sales	$429,371	$1,173,366
Proforma pretax earnings (loss)	8,385	(27,094)

The most significant of the pro forma adjustments reflected were to reverse the impact of transaction-related charges, to record the incremental interest on the additional debt incurred in connection with the merger and to record additional depreciation and amortization expense resulting from the fair value adjustments made to property, plant and equipment and customer relationship intangible assets. The pro forma pretax loss for the nine-month period ended October 2, 2010 also includes stock option compensation of approximately $35.6 million recorded by the Predecessor related to the accelerated vesting of stock options due to change in control coinciding with the merger. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

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

In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft-call premium of approximately $8 million to lenders. We capitalized approximately $7 million of the premium paid to lenders, whose term debt was modified, and continued to participate in the amended and restated credit agreement, which is being amortized using the effective interest rate method over the term of the credit agreement. Included in early extinguishment of debt costs for the nine-month period ended October 1, 2011 were approximately $600,000 of the 1% soft-call costs, the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs and approximately $1.1 million original issue discount associated with the extinguishment of debt owed to those lenders who did not participate in the amended and restated credit agreement. We incurred debt issuance costs of approximately $4.6 million paid to third parties related to the term B loan refinancing that was expensed during the nine-month period ended October 1, 2011.

The amended and restated credit agreement, including the revolving line of credit and term B loan, is collateralized by substantially all of our assets. The amended and restated credit agreement and senior notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders, a maximum leverage ratio, a minimum interest coverage ratio and limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense, depreciation and amortization expense, and other adjustments as defined in the amended and restated credit agreement. We were in compliance with all of the covenants under the credit agreement and senior notes as of October 1, 2011. In addition, the amended and restated credit agreement and senior notes include guarantees by all of our domestic subsidiaries (see Note H for additional information).

Long-term debt consisted of the following as of the periods ended, (In thousands):

	October 1,	January 1,
	2011	2011
Revolving line of credit	$0	$0
Term loans	835,800	780,025
Senior notes	430,000	430,000
Guaranteed bonds	10,042	11,497
Capital leases	11,565	15,145
MFI Food Canada, Ltd note payable	1,582	2,200
Northern Star Co. note payable	5,025	6,037

	1,294,014	1,244,904
Less:
Current maturities	16,648	9,983
Unamortized original issue discount	12,971	15,722

	$1,264,395	$1,219,199

The following reflects property under capital leases by major classes (In thousands):

	October 1, 2011	January 1, 2011
Machinery and equipment	$15,692	$16,703
Accumulated depreciation	(2,983)	(1,349)

	$12,709	$15,354

Aggregate maturities of our debt and capital leases as of October 1, 2011 are as follows (In thousands):

Year Ending,	Capital Leases	Debt	Total
2011 (Remaining three months)	$1,310	$2,438	$3,748
2012	4,940	11,852	16,792
2013	5,894	11,981	17,875
2014	0	12,756	12,756
2015	0	10,384	10,384
Thereafter	0	1,233,038	1,233,038

	12,144	1,282,449	1,294,593
Less: Amounts representing interest and original issue discount amortization	579	12,971	13,550

	$11,565	$1,269,478	$1,281,043

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate (the 1.75% LIBOR floor in effect at the time) on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate (the 1.25% LIBOR floor in effect at the time) for $150 million more of our variable rate debt. The following is a summary of the key contract terms:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$50 million	November 16, 2012	November 16, 2013	2.73%
$50 million	November 16, 2012	November 16, 2014	3.16%
$150 million	November 16, 2012	May 16, 2015	3.35%
$75 million	June 16, 2013	June 16, 2015	1.895%
$75 million	June 16, 2013	June 16, 2015	1.91%

Because we do not treat those futures contracts as hedging instruments, we record the gains or losses related to them as a component of earnings (losses) in the period of change (see Note A).

The components of net interest expense are as follows (In thousands):

	Company			Predecessor
	Three Month Periods Ended		Nine Months Ended	Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	June 26, 2010
Interest expense	$20,015	$24,620	$62,050	$27,799
Amortization of financing costs	1,953	2,061	5,931	1,828
Amortization of original issue discount on long-term debt	523	743	1,628	1,570
Mark-to-market on interest swap contracts	3,368	0	7,017	0
Capitalized interest	0	(66)	7	(133)
Interest income	(9)	(13)	(27)	(79)

Interest expense, net	$25,850	$27,345	$76,606	$30,985

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

Inventories consisted of the following as of the periods ended (In thousands):

	October 1, 2011	January 1, 2011
Raw materials and supplies	$22,595	$24,724
Work in process and finished goods	98,478	78,744
Flocks	35,145	29,663

Total inventories	$156,218	$133,131

NOTE E—COMMITMENTS AND CONTINGENCIES

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. In late 2010 and early 2011, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they will be treated as related to the main action. On September 26, 2011, the Court denied our motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; still pending is a motion to dismiss the indirect-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc.

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

NOTE F—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded a non-cash capital investment from our parent, MFI Midco Corporation (“Midco”), of $265,000 in the nine-month period ended October 1, 2011 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated Federal tax return.

Dividend

During March 2011, the Company used the proceeds from the expansion of the term B loan to pay a cash dividend of $65 million to Midco, which paid a dividend to MFI Holding, which subsequently distributed the dividend funds to its shareholders.

Stock-Based Compensation

During the nine-month period ended October 1, 2011, MFI Holding granted time-vesting options for 666.77 shares, each with a $1,856.19 weighted average exercise price and a grant-date fair value of $760.94, under the terms of the 2010 MFI Holding Corporation Equity Incentive Plan (the “Plan”). Also, MFI Holding granted performance-vesting options for 4,986.63 shares, each with a $5,526.38 weighted average exercise price. Options forfeited during the nine-month period ended October 1, 2011 were for 1,908.58 shares, consisting of 431.52 time-vesting shares and 1,477.06 performance-vesting shares. The Plan has 62,187.89 options outstanding, consisting of 18,014.54 time-vesting shares and 44,173.35 performance-vesting shares as of October 1, 2011, leaving a balance of 8,877.59 shares, consisting of 1,740.13 time-vesting shares and 7,137.46 performance-vesting shares, available for option issuance in the future. Any unexercised options will expire 10 years after the grant date. Options granted during the nine-month period ended October 1, 2011 were granted with option prices based on the estimated fair market value of common stock determined by MFI Holding’s management.

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

During March 2011, MFI Holding paid its shareholders a $65 million dividend. The Plan’s provisions require that in the event of a dividend, an appropriate adjustment will be made to the outstanding option shares granted or their exercise prices in order to prevent dilution. Concurrent with the MFI Holding dividend payment, our Compensation Committee adopted a resolution that modified the exercise prices of the 40,663.78 performance-vesting stock options and 17,912.65 time-vesting stock options outstanding at that time by an amount intended to prevent dilution in the value of the options. The required adjustment did not affect the fair value of the options outstanding and no incremental stock-based compensation was recorded.

Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes was as follows (In thousands):

	Company			Predecessor
	Three Month Periods Ended		Nine Months Ended	Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	June 26, 2010
Net earnings (loss)	$570	$(5,867)	$(5,031)	$(34,283)
Net (gains) losses arising during the period:
Net change to unrealized positions on cash flow hedges	(454)	(353)	(3,348)	(776)
Foreign currency translation adjustment	(422)	235	(476)	150

Other comprehensive loss	(876)	(118)	(3,824)	(626)

Comprehensive loss	$(306)	$(5,985)	$(8,855)	$(34,909)

NOTE G—BUSINESS SEGMENTS

The Company operates and the Predecessor operated in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on operating segments is as follows (In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Company
Three months ended October 1, 2011
External net sales	$311,692	$31,567	$116,228	$0	$459,487
Intersegment sales	5,301	1,733	0	(7,034)	0
Operating profit (loss)	26,951	2,000	2,749	(2,775)	28,925
Depreciation and amortization	19,699	2,851	1,981	1	24,532

Three months ended October 2, 2010
External net sales	$293,413	$31,232	$104,726	$0	$429,371
Intersegment sales	4,444	2,234	0	(6,678)	0
Operating profit (loss)	18,959	(568)	2,319	(2,912)	17,798
Depreciation and amortization	19,594	2,880	1,946	1	24,421

Nine months ended October 1, 2011
External net sales	$884,711	$91,580	$320,316	$0	$1,296,607
Intersegment sales	13,826	5,256	0	(19,082)	0
Operating profit (loss)	71,562	6,264	13,034	(16,765)	74,095
Depreciation and amortization	59,123	8,553	5,944	5	73,625

Predecessor
Six months ended June 26, 2010
External net sales	$508,085	$57,661	$178,249	$0	$743,995
Intersegment sales	7,073	3,423	0	(10,496)	0
Operating profit (loss)	64,303	(7,074)	12,272	(55,267)	14,234
Depreciation and amortization	23,082	10,633	2,292	2	36,009

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries, jointly and severally, and fully and unconditionally, guarantee the amended and restated credit agreement and senior notes.

The following condensed consolidating financial information presents our consolidated balance sheets as of October 1, 2011 and as of January 1, 2011, and the condensed consolidating statements of operations for the three and nine-month periods ended October 1, 2011 and the three-month period ended October 2, 2010 and the Predecessor’s six-month period ended June 26, 2010 and our statement of cash flows for the nine-month period ended October 1, 2011 and three-month period ended October 2, 2010 and for the Predecessor’s six-month period ended June 26, 2010. For the Company’s October 1, 2011 period, the financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis. For the Predecessor’s June 26, 2010 period, the financial statements reflect M-Foods Holdings, Inc. (Predecessor Corporate), the wholly owned Predecessor guarantor subsidiaries (on a combined basis), the Predecessor non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheets

October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$35,544	$521	$0	$36,065
Accounts receivable, less allowances	5,161	154,856	5,138	0	165,155
Inventories	0	149,529	6,689	0	156,218
Prepaid expenses and other	9,734	11,039	186	0	20,959

Total current assets	14,895	350,968	12,534	0	378,397

Property, Plant and Equipment—net	0	280,544	8,295	0	288,839
Goodwill	0	822,960	6,746	0	829,706
Intangibles and other assets	883,811	618,847	0	(853,283)	649,375
Investment in subsidiaries	776,908	3,151	0	(780,059)	0

Total assets	$1,675,614	$2,076,470	$27,575	$(1,633,342)	$2,146,317

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$8,400	$6,921	$1,327	$0	$16,648
Accounts payable	0	79,525	2,360	0	81,885
Accrued liabilities	9,763	73,424	2,288	0	85,475

Total current liabilities	18,163	159,870	5,975	0	184,008
Long-term debt, less current maturities	1,244,428	854,712	18,538	(853,283)	1,264,395
Deferred income taxes	1,156	284,891	0	0	286,047
Other long-term liabilities	10,520	0	0	0	10,520
Shareholder’s equity	401,347	776,997	3,062	(780,059)	401,347

Total liabilities and shareholder’s equity	$1,675,614	$2,076,470	$27,575	$(1,633,342)	$2,146,317

Company

Condensed Consolidating Balance Sheets

January 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,610	$1,195	$0	$44,805
Accounts receivable, less allowances	0	134,605	5,661	0	140,266
Inventories	0	127,615	5,516	0	133,131
Prepaid expenses and other	22,364	10,604	75	0	33,043

Total current assets	22,364	316,434	12,447	0	351,245

Property, Plant and Equipment—net	0	299,238	11,078	0	310,316
Goodwill	0	822,558	7,036	0	829,594
Intangibles and other assets	48,545	642,934	0	(18,536)	672,943
Investment in subsidiaries	1,622,274	4,617	0	(1,626,891)	0

Total assets	$1,693,183	$2,085,781	$30,561	$(1,645,427)	$2,164,098

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$1,875	$6,687	$1,421	$0	$9,983
Accounts payable	0	68,484	1,837	0	70,321
Accrued liabilities	22,058	76,710	1,982	0	100,750

Total current liabilities	23,933	151,881	5,240	0	181,054
Long-term debt, less current maturities	1,192,428	24,510	20,797	(18,536)	1,219,199
Deferred income taxes	(584)	287,023	0	0	286,439
Other long-term liabilities	3,791	0	0	0	3,791
Shareholder’s equity	473,615	1,622,367	4,524	(1,626,891)	473,615

Total liabilities and shareholder’s equity	$1,693,183	$2,085,781	$30,561	$(1,645,427)	$2,164,098

Company

Condensed Consolidating Statements of Operations

Three months ended October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$448,139	$15,104	$(3,756)	$459,487
Cost of sales	0	382,721	14,502	(3,756)	393,467

Gross profit	0	65,418	602	0	66,020
Selling, general and administrative expenses	104	36,224	767	0	37,095

Operating profit (loss)	(104)	29,194	(165)	0	28,925
Interest expense, net	16,479	8,983	388	0	25,850
Unrealized loss on currency translation	0	1,433	0	0	1,433

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(16,583)	18,778	(553)	0	1,642
Equity in earnings (loss) of subsidiaries	10,910	(545)	0	(10,365)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(5,673)	18,233	(553)	(10,365)	1,642
Income tax expense (benefit)	(6,243)	7,227	(8)	0	976
Equity in losses of unconsolidated subsidary	0	96	0	0	96

Net earnings (loss)	$570	$10,910	$(545)	$(10,365)	$570

Company

Condensed Consolidating Statements of Operations

Three months ended October 2, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$419,289	$14,698	$(4,616)	$429,371
Cost of sales	0	362,824	14,208	(4,616)	372,416

Gross profit	0	56,465	490	0	56,955
Selling, general and administrative expenses	0	38,348	809	0	39,157

Operating profit (loss)	0	18,117	(319)	0	17,798
Interest expense, net	26,992	(75)	428	0	27,345

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(26,992)	18,192	(747)	0	(9,547)
Equity in earnings (loss) of subsidiaries	10,519	(725)	0	(9,794)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(16,473)	17,467	(747)	(9,794)	(9,547)
Income tax expense (benefit)	(10,606)	6,827	(22)	0	(3,801)
Equity in losses of unconsolidated subsidary	0	121	0	0	121

Net earnings (loss)	$(5,867)	$10,519	$(725)	$(9,794)	$(5,867)

Company

Condensed Consolidating Statements of Operations

Nine months ended October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,267,301	$40,817	$(11,511)	$1,296,607
Cost of sales	0	1,072,800	38,603	(11,511)	1,099,892

Gross profit	0	194,501	2,214	0	196,715
Selling, general and administrative expenses	5,111	115,177	2,332	0	122,620

Operating profit (loss)	(5,111)	79,324	(118)	0	74,095
Interest expense, net	66,425	9,059	1,122	0	76,606
Unrealized loss on currency translation	0	756	0	0	756
Loss on early extinguishment of debt	3,527	0	0	0	3,527

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(75,063)	69,509	(1,240)	0	(6,794)
Equity in earnings (loss) of subsidiaries	41,771	(1,228)	0	(40,543)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(33,292)	68,281	(1,240)	(40,543)	(6,794)
Income tax expense (benefit)	(28,261)	26,221	(12)	0	(2,052)
Equity in losses of unconsolidated subsidary	0	289	0	0	289

Net earnings (loss)	$(5,031)	$41,771	$(1,228)	$(40,543)	$(5,031)

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

Company

Condensed Consolidating Statements of Cash Flows

Nine months ended October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(25,790)	$70,430	$(442)	$44,198
Cash flows from investing activities:
Capital expenditures	0	(29,144)	(210)	(29,354)
Investment in and equity adjustments of joint ventures and other	0	(350)	0	(350)

Net cash used in investing activities	0	(29,494)	(210)	(29,704)
Cash flows from financing activities:
Payments on long-term debt	(784,225)	(5,366)	(1,235)	(790,826)
Proceeds from issuance of debt	840,000	0	0	840,000
Deferred financing costs	(7,241)	0	0	(7,241)
Dividend to parent	(65,096)	0	0	(65,096)
Dividend from subsidiaries	42,352	(43,637)	1,285	0

Net cash provided by (used in) financing activities	25,790	(49,003)	50	(23,163)
Effect of exchange rate changes on cash	0	0	(71)	(71)

Net decrease in cash and equivalents	0	(8,067)	(673)	(8,740)
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$35,543	$522	$36,065

Company

Condensed Consolidating Statements of Cash Flows

Three months ended October 2, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$23,841	$(8,676)	$(295)	$14,870
Cash flows from investing activities:
Capital expenditures	0	(9,237)	(212)	(9,449)
Business acquisition	(1,675,000)	63,074	2,110	(1,609,816)
Investment in and equity adjustments of joint ventures and other	0	213	0	213

Net cash provided by (used in) investing activities	(1,675,000)	54,050	1,898	(1,619,052)
Cash flows from financing activities:
Payments on long-term debt	(1,975)	(1,776)	(297)	(4,048)
Proceeds from issuance of debt	1,202,700	0	0	1,202,700
Deferred financing costs	(52,337)	0	0	(52,337)
Dividend to parent for transaction costs	(15,374)	0	0	(15,374)
Capital investment by parent	482,900	0	0	482,900
Investment in subsidiaries	35,245	(35,245)	0	0

Net cash provided by (used in) financing activities	1,651,159	(37,021)	(297)	1,613,841
Effect of exchange rate changes on cash	0	0	20	20

Net increase in cash and equivalents	0	8,353	1,326	9,679
Cash and equivalents at beginning of period	0	0	0	0

Cash and equivalents at end of period	$0	$8,353	$1,326	$9,679

Predecessor

Condensed Consolidating Statements of Cash Flows

Six months ended June 26, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(7,511)	$48,696	$2,638	$43,823
Cash flows from investing activities:
Capital expenditures	0	(22,152)	(202)	(22,354)
Investment in joint venture	0	(1,500)	0	(1,500)

Net cash used in investing activities	0	(23,652)	(202)	(23,854)
Cash flows from financing activities:
Payments on long-term debt	(154,061)	(530,336)	(1,167)	(685,564)
Proceeds from long-term debt	0	6,032	0	6,032
Deferred financing costs	0	(153)	0	(153)
Capital investment by parent	161,572	476,298	0	637,870

Net cash provided by (used in) financing activities	7,511	(48,159)	(1,167)	(41,815)
Effect of exchange rate changes on cash	0	0	(31)	(31)

Net increase (decrease) in cash and equivalents	0	(23,115)	1,238	(21,877)
Cash and equivalents at beginning of period	0	86,189	872	87,061

Cash and equivalents at end of period	$0	$63,074	$2,110	$65,184

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

On June 29, 2010, M-Foods Holdings, Inc. and its subsidiaries, which we refer to collectively as the Predecessor, merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying condensed consolidated financial statements and select financial data, which are presented for the Company and Predecessor, relate to the accounting periods preceding and succeeding the consummation of the merger. The Company and Predecessor periods have been separated by a vertical line in the respective statements and tables to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The accounting policies followed in the preparation of condensed consolidated financial statements for the Company are consistent with those of the Predecessor.

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing was approximately 20% higher in the first nine months of 2011 than in the comparable 2010 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, increased approximately 82% and 25%, respectively, in the first nine months of 2011 as compared to the comparable 2010 period.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. Block cheese prices in the first nine months of 2011 were up 22% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

Results of Operations

Purchase Accounting Effects. The June 2010 merger was accounted for using the purchase method of accounting. Accounting for the merger using this method affected our results of operations in certain significant respects. The aggregate merger consideration of approximately $1.675 billion, including purchase price adjustments, the assumption of liabilities and transaction expenses, was allocated to the tangible and intangible assets acquired and liabilities assumed by us, based on their respective fair values as of the date of the acquisition. The allocation of the purchase price to the assets acquired in the merger resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the merger, our interest expense increased in the periods following the merger. For the three and nine-month periods ended October 1, 2011, the following items impacted the comparability of the prior corresponding periods:

•

We incurred additional depreciation of approximately $6 million during the nine months of 2011 compared to the same period of 2010 on the step-up basis of tangible assets, most of which was included within cost of sales; with no differences for the three-month periods ended October 1, 2011 and October 2, 2010;

•

The step-up of our amortizable intangible assets resulted in additional expense of approximately $8 million during the nine months of 2011 compared to the same period of 2010 and was included in selling, general and administrative expense; with no differences for the three-month periods ended October 1, 2011 and October 2, 2010; and

•

The purchase accounting adjustment to inventory resulted in a one-time increase in cost of sales of approximately $17.9 million as those products were sold to customers during the three-month period ended October 2, 2010, with no such comparable amounts in any other period.

Several of the commentary items below discuss the impacts of the transaction on the respective period results, resulting in non-GAAP comparisons. We believe this presentation provides a more consistent comparison of the respective periods, as other than those items factored out, the operations of the Company and Predecessor have not changed.

Readers are directed to “Note G—Business Segments” for data on the unaudited financial results of our business segments for the Company’s three and nine-month periods ended October 1, 2011 and the Predecessor’s six-month period ended June 26, 2010. The three and nine-month periods ended October 1, 2011 include 13 and 39 weeks, while the three and nine-month periods ended October 2, 2010 include 14 and 39 weeks due to the timing of the cut-off related to the merger. The condensed consolidated financial results discussed below include our financial data and the financial data of the Predecessor, M-Foods Holdings, Inc. and its subsidiaries.

Three Months Ended October 1, 2011 as Compared to Three Months Ended October 2, 2010

Net Sales. Net sales for 2011 increased approximately $30.1 million, or 7%, to $459.5 million from $429.4 million in 2010. The change in net sales primarily reflects the pass-through of higher commodity costs through variable pricing arrangements offset by sales associated with the additional week in the 2010 period. It is estimated that net sales for the 14th week in 2010 were approximately $29 million. Volume decreased 8%, much of which was related to the 14th week in 2010. Volumes decreased approximately 2% on a comparable 13-week basis.

Egg Products Division Net Sales. Egg Products Division external net sales for 2011 increased approximately $18.3 million, or 6%. The net sales increase is primarily due to the pass-through of higher commodity costs through variable pricing arrangements offset by sales associated with the additional week in 2010. It is estimated that net sales for the 14th week in 2010 were approximately $20 million. Volume decreased 9%, much of which was related to the 14th week in 2010. Volumes decreased approximately 2.5% on a comparable 13-week basis.

Potato Products Division Net Sales. Potato Products Division external net sales for 2011 increased approximately $0.3 million, or 1%. The net sales increase is primarily due to decreased promotional activity resulting in increased net pricing, offset by sales associated with the additional week in the 2010 period. It is estimated that net sales for the 14th week in 2010 were approximately $2 million. Overall volume decreased 7%, most of which was related to the 14th week in 2010. Volumes were flat on a comparable 13-week basis.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2011 increased approximately $11.5 million, or 11%. The net sales increase is primarily due to the pass-through of higher commodity costs through price increases, offset by sales associated with the additional week in the 2010 period. It is estimated that net sales for the 14th week in 2010 were approximately $7 million. Unit sales for distributed products (excluding shell eggs) were down 4% compared to 2010, primarily due to the additional week in 2010. Volumes increased approximately 1% on a comparable 13-week basis driven by private-label cheese volume growth.

Gross Profit. Gross profit for 2011 increased $9 million, or 16%, to $66 million from $57 million in 2010. Our gross profit margin increased to 14.4% in 2011 as compared to 13.3% in 2010. The 2010 gross profit includes the negative impact of a $17.9 million reversal of inventory step-up as a result of purchase accounting related to the 2010 merger. Factoring out the purchase accounting impact, gross profit decreased $9 million and gross profit margin decreased 3%. The main drivers for the decline were one less week of operations in 2011, a decrease in comparable period volumes and increased corn, soybean meal, cheese, butter and energy-related costs, which, under current agreements, we were unable to fully pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2011 decreased $2.1 million, or 5%, to $37.1 million from $39.2 million in 2010. The main drivers for the decrease were the additional costs included for the 14th week in 2010 and reduced compensation-related costs, primarily incentive compensation accruals.

Operating Profit. Operating profit for 2011 increased approximately $11.1 million or 63% to $28.9 million from $17.8 million in 2010. Factoring out the purchase accounting impact of the inventory step-up (discussed above), operating profit decreased approximately $7 million, due to decreased gross profit discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2011 increased approximately $8 million, or 42%, to $27 million from $19 million in 2010. The increase was mainly a result of the 2010 inventory step-up purchase accounting discussed above that adversely impacted our results for the third quarter of 2010. Factoring that out, operating profit was down $8 million compared to 2010, primarily due to one less week of operations in 2011, a decrease in comparable period volumes and higher corn, soybean meal and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2011 increased $2.6 million to $2 million compared to a $0.6 million operating loss in 2010. The results in 2011 were positively impacted by improved operating efficiencies at the Chaska, Minnesota facility, compared to 2010 when the division’s results were impacted by lower quality raw-potatoes, plant start-up costs and the inefficiencies of running two plants.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2011 increased approximately $0.4 million, or 19%, to $2.7 million from $2.3 million in 2010. The increase was mainly a result of the 2010 inventory step-up purchase accounting discussed above that adversely impacted our results for the third quarter of 2010. Factoring that out, operating profit was down $1 million compared to 2010, primarily due to one less week of operations in 2011 and high cost for cheese, butter and energy-related, which were somewhat offset by the additional profitability associated with volume growth.

Interest Expense. Interest expense was approximately $25.9 million in 2011 compared to approximately $27.3 million the prior year mainly due to the reduced interest rates resulting from the February 2011 refinancing, reduced amortization of deferred financing costs and original issue discount and one less week of interest in 2011. Offsetting the reduction is approximately $3.4 million of unrealized losses recorded on our interest rate swap contracts.

Unrealized loss on currency translation. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our foreign subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 59.4% for 2011 compared to approximately 39.8% in 2010. The comparability of the effective tax rate was affected by the level of income or loss between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, a change in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate.

Nine Months Ended October 1, 2011 as Compared to Fiscal Nine Months Ended October 2, 2010

Net Sales. Net sales for 2011 increased approximately $123.2 million, or 11%. Net sales were $1,296.6 for the nine-month period ended October 1, 2011 compared with Company sales of $429.4 million for the three-month period ended October 2, 2010 and Predecessor sales of $744 million for the six-month period ended June 26, 2010. The change in net sales primarily reflects the pass-through of higher commodity costs. Overall volume decreased 2%, with declines in volume in the Egg and Potato Products Divisions somewhat offset by higher volume for the Crystal Farms Division.

Egg Products Division Net Sales. Egg Products Division external net sales for 2011 increased approximately $83.2 million, or 10%. Net sales were $884.7 million for the nine-month period ended October 1, 2011 compared with Company sales of $293.4 million for the three-month period ended October 2, 2010 and Predecessor sales of $508.1 million for the six-month period ended June 26, 2010. Net sales increased over last year due to the pass-through of higher commodity costs. Volume decreased 1.7% driven by decreased foodservice volumes.

Potato Products Division Net Sales. Potato Products Division external net sales for 2011 increased approximately $2.7 million, or 3%. Net sales were $91.6 million for the nine-month ended October 1, 2011 compared with Company sales of $31.2 million for the three-month period ended October 2, 2010 and Predecessor sales of $57.7 million for the six-month period ended June 26, 2010. Overall volume decreased 3%. Retail potato volumes drove the decline due to lower levels of promotion during 2011. Levels of promotion and an increase in our base pricing resulted in higher average selling prices offsetting the volume decline.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2011 increased approximately $37.4 million, or 13%. Net sales were $320.3 million for the nine-month period ended October 1, 2011 compared with Company sales of $104.7 million for the three-month period ended October 2, 2010 and Predecessor sales of $178.2 million for the six-month period ended June 26, 2010. Unit sales for distributed products (excluding shell eggs) increased 2% in 2011 due to increased volume in private-label cheese. Higher commodity pricing and lower levels of promotional spending impacting net pricing led to a larger increase in sales dollars compared to volumes.

Gross Profit. Gross profit for 2011 increased $8.5 million. Gross profit was $196.7 million for the nine-month period ended October 1, 2011 compared with Company gross profits of $57 million for the three-month period ended October 2, 2010 and Predecessor gross profits of $131.2 million for the six-month period ended June 26, 2010. Our gross profit margin decreased to 15.2% in 2011 as compared to 16% in 2010. The gross profit for 2010 included the adverse impact of the $17.9 million reversal of inventory step-up as a result of purchase accounting related to the merger, while the 2011 period includes an additional $6 million of depreciation for the first half of 2011 over 2010 resulting from the purchase accounting. Factoring out the purchase accounting impacts, gross profit decreased $3.5 million and gross profit margin decreased 2%. The lower gross profit reflected reduced contributions from the Egg Products and Crystal Farms Divisions. The main drivers in the decline were the rise in corn, soybean meal, cheese, butter and energy-related costs, which, under current agreements, we were unable to fully pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expense for 2011 decreased approximately $18.9 million, or 13%. Selling, general and administrative expense was $122.6 million for the nine-month period ended October 1, 2011 compared with Company expenses of $39.2 million for the three-month period ended October 2, 2010 and Predecessor expenses of $102.3 million for the six-month period ended June 26, 2010. The main drivers for the decrease included approximately $35.6 million of additional stock compensation recorded in 2010 in connection with the merger offset by a $1.5 million settlement of an insurance claim recorded in 2010. The 2011 period reflects approximately $8 million additional amortization of intangibles as a result of the merger, increased marketing expenses, approximately $3 million of fees and expenses paid in connection with a business optimization project and approximately $5 million of fees incurred in the refinancing of our credit agreement and registration of the senior notes during 2011. The increases were partially offset by reduced compensation costs, primarily incentive compensation accruals.

Transaction costs. The Predecessor incurred approximately $14.7 million of transaction-related costs in 2010.

Operating Profit. Operating profit for 2011 increased approximately $42.1 million, or 131%. Operating profit was $74.1 million for the nine-month period ended October 1, 2011 compared with Company operating profit of $17.8 million for the three-month period ended October 2, 2010 and Predecessor operating profit of $14.2 million for the six-month period ended June 26, 2010. The increase in operating profit for 2011 is due to the net effect of everything previously described.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2011 decreased approximately $11.7 million, or 14%. Factoring out the purchase accounting items previously described of approximately $3 million, operating profit was down approximately $15 million compared to 2010. The decrease was primarily due to lower volumes and higher corn, soybean meal and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2011 increased approximately $13.9 million to $6.3 million compared to a $7.6 million operating loss in 2010. The results in 2011 were positively impacted by improved operating efficiencies at the Chaska, Minnesota facility, compared to 2010 when the division’s results were impacted by lower quality raw-potatoes, plant start-up costs and the inefficiencies of running two plants.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2011 decreased approximately $1.6 million, or 11%. The decrease was the result of approximately $1 million in increased intangible amortization costs as a result of the 2010 merger and rising cheese, butter and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Interest Expense. Interest expense increased approximately $18.3 million, or 31%. The increase is due to the significantly higher outstanding borrowings associated with the 2010 merger and approximately $7 million of unrealized losses recorded on our interest rate swap contracts.

Loss on early extinguishment of debt. In conjunction with the February 25, 2011 refinancing, we recorded a $3.5 million loss on extinguishment of debt for those lenders who did not participate in the amended and restated credit agreement. In conjunction with the merger, the Predecessor incurred costs of approximately $31.2 million related to the extinguishment of its prior debt arrangements.

Unrealized gain on currency translation. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our foreign subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate was 30.2% for the nine-month period ended October 1, 2011 compared with the Company’s rate of 39.8% for the three-month period ended October 2, 2010 and the Predecessor’s rate of 28.7% for the six-month period ended June 26, 2010. The respective effective tax rates were affected by the level of losses between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, a change in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate.

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

The cash flow of approximately $44.2 million provided by operating activities in the nine-month period ended October 1, 2011 reflects cash earnings generation offset by an increase in working capital due to the higher commodity cost impacts on accounts receivable and inventory values and the payment of incentive compensation earned in 2010. Other uses were the payment of the arranger fees and other third-party refinancing costs related to the February 2011 debt refinancing and increased interest costs. The cash flow of approximately $14.9 million provided by operating activities in the three-month period ended October 2, 2010 primarily reflects some cash generation despite increased interest costs and recording $17.9 million inventory step-up purchase accounting. Also, we had a higher level of non-cash depreciation and amortization associated with the 2010 merger. The Predecessor had cash flows provided by operating activities of $43.8 million in the six-month period ended June 26, 2010.

The cash flow of approximately $29.7 million used in investing activities in the nine-month period ended October 1, 2011 is substantially all capital expenditures. Additionally, in June 2011 we were required to increase, by $350,000, the level of guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims via an escrow collateral money market account, classified as restricted cash in “long-term other assets”. Reflected in our cash flows used in investing activities for the three-month period ended October 2, 2010 is the consideration paid for the merger, net of cash acquired, and capital expenditures. The investments in capital spending were lower in the nine-month period ended October 1, 2011, compared to the Company’s 2010 three-month and the Predecessor’s 2010 six-month period spending levels, as the prior year period reflected higher infrastructure and equipment purchases for the new potato products facility.

Cash flow used in financing activities for the nine-month period ended October 1, 2011 reflects debt payments, proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to parent. Cash flow provided by financing activities for the three-month period ended October 2, 2010 reflect the issuance of the term B loan and senior notes to finance the 2010 merger and the inflow of funds for the issuance of common stock of MFI Holding Corporation and the subsequent capital contribution down to its wholly owned subsidiary Michael Foods Group, Inc. less the dividend to parent to cover its costs related to the transaction. Cash flows used in financing activities for the six-month period ended June 26, 2010 reflect prepayment of substantially all of M-Foods Holdings, Inc.’s outstanding debt at the closing of the merger and $6 million of loan proceeds from draws of available funds from a December 2008 variable-rate lease and a November 2009 variable-rate note for equipment purchases at the new potato products facility in Chaska, Minnesota.

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

The amended and restated credit agreement requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and senior notes as of October 1, 2011.

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

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the amended and restated credit agreement:

	Twelve Months Ended
	October 1, 2011	October 2, 2010
	(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (1)	$222,429	$217,895
Consolidated Interest Charges (2)	84,987	66,475
Interest Coverage Ratio	2.62x	3.28x
Minimum Permitted Interest Coverage Ratio	1.80x	na
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$1,299,018	$1,261,007
Less: Cash and equivalents	(36,065)	(9,679)

	$1,262,953	$1,251,328
Adjusted EBITDA (1)	222,429	217,895
Leverage Ratio	5.68x	5.74x
Maximum Permitted Leverage Ratio	7.00x	na

(1)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	October 1, 2011	October 2, 2010
	(Unaudited, In thousands)
Net earnings (loss)	$4,114	$(22,958)
Unrealized loss on currency translation (a)	18	0

Consolidated net earnings (loss)	4,132	(22,958)
Interest expense	102,176	74,664
Income tax expense (benefit)	1,500	(7,829)
Depreciation and amortization	98,966	77,028
Non-cash and stock option compensation	1,964	36,377
Cash expenses incurred in connection with the transaction	4,760	14,730
Business optimization project expense	2,830	0
Realized gain upon the disposition of property not in the ordinary course of business	(977)	0
Equity sponsor management fee	2,300	2,230
Non-cash purchase accounting adjustments	0	17,928
Fees and expenses in connection with the exchange of the 9.75% senior notes	351	0
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	680	699
Unrealized (gain) loss on swap contracts	220	(1,112)
Loss attributable to the early extinguishment of indebtedness	3,527	31,238
Other charges	0	(5,100)

Adjusted EBITDA, as defined in the credit agreement	$222,429	$217,895

(a)	The unrealized gain on currency translation relates to an intercompany note receivable denominated in Canadian currency and due from our foreign subsidiary, MFI Food Canada Ltd.

(2)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended	Twelve Months Ended
	October 1, 2011	October 2, 2010
	(Unaudited, In thousands)
Gross interest expense	$102,456	$74,664
Minus:
Amortization of financing costs	10,452	8,189
Non-cash mark-to-market on interest rate swaps	7,017	0

Consolidated interest charges	$84,987	$66,475

(3)	Funded Indebtedness was as follows:

	October 1,	October 2,
	2011	2010
	(Unaudited, In thousands)
Revolving line of credit	$0	$0
Term loans	835,800	788,025
Senior notes	430,000	430,000
Insurance bonds	1,949	1,629
Guarantee obligations (see discussion below)	12,747	15,106
Capital leases	11,565	17,380
Standby letters of credit	350	350
MFI Food Canada, Ltd. note payable	1,582	2,142
Northern Star Co. note payable	5,025	6,375

	$1,299,018	$1,261,007

Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,949)	$(1,629)
Guarantee obligations (see discussion below)	(2,705)	(3,609)
Standby letters of credit	(350)	(350)
Original issue discount on term B loan	(12,971)	(16,558)

	(17,975)	(22,146)

Long-term debt, including current maturities	$1,281,043	$1,238,861

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of wastewater treatment facilities in three municipalities where we have food processing facilities. The remaining principal balance for all guaranteed bonds at October 1, 2011 was approximately $12.7 million. Included in the $12.7 million and in our long-term debt is the outstanding balance of $6.8 million 7.6% bond financing issued in September 2005, maturing September 15, 2017 and the $3.2 million 8.22% bond financing issued in May 2007, maturing March 15, 2016. We are required to pay the principal and interest payments related to these two bonds.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2014. As of October 1, 2011, the outstanding balance of this capital lease was approximately $10.8 million and had an effective interest rate of 3.84%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The note is due November 25, 2014. As of October 1, 2011, the outstanding balance was approximately $5.0 million and had an effective interest rate of 3.66%.

Our ability to make payments on and to refinance our debt, including the senior notes, to fund planned capital expenditures and otherwise satisfy our obligations will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of our debt, including the senior notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and the credit agreement, may limit our ability to pursue any of these alternatives.

To manage exposure to counterparty credit risk, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are members of the lender group providing our credit facility, which management believes further minimizes the risk of non-performance.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought. At October 1, 2011, we had $75 million of funds available on our revolving line of credit.

We invested approximately $29 million in capital expenditures in the nine-month period ended October 1, 2011. We plan to spend approximately $48 million on capital expenditures for all of 2011. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Further capital spending in the remainder of 2011 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Contractual Obligations

In September 2011 we renewed three Elizabeth, New Jersey egg processing facility leases. Two of the leases comprise one facility location of 125,000 square feet. The renewal period option was exercised and modified to 12 years terminating in February 2024. For the third lease, a 75,000 square foot processing facility, the renewal period option was exercised and modified to one year through February 2013. These renewal options on the operating leases increase our contractual commitments for 2012 by approximately $1.4 million, 2013 by approximately $1.6 million and for years 2014 through 2023 by approximately $1 million per year.

Seasonality

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Crystal Farms Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year, coinciding with the potato harvest and incremental consumer demand.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the period ended October 1, 2011 that are expected to have a material impact on our financial position, operating results or disclosures. See Note A to the condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q, including the factors described under “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on July 7, 2011. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q include changes in domestic and international economic conditions, variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate (the 1.75% LIBOR floor in effect at the time) on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate (the 1.25% LIBOR floor in effect at the time) for $150 million more of our variable rate debt. The following is a summary of the key contract terms:

Notional Amount	Effective Date	Maturity Date	Fixed Rate
$50 million	November 16, 2012	November 16, 2013	2.73%
$50 million	November 16, 2012	November 16, 2014	3.16%
$150 million	November 16, 2012	May 16, 2015	3.35%
$75 million	June 16, 2013	June 16, 2015	1.895%
$75 million	June 16, 2013	June 16, 2015	1.91%

Other than the interest rate futures contracts, there were no material changes in our market risk during the nine-month period ended October 1, 2011.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 1, 2011. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of October 1, 2011.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. In late 2010 and early 2011, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they will be treated as related to the main action. On September 26, 2011, the Court denied our motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; still pending is a motion to dismiss the indirect-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc.

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

MICHAEL FOODS GROUP, INC.

Date: November 15, 2011	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr.
(Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal
(Chief Financial Officer and Senior Vice President)