Form 10-K
period 2011-12-31
MICHAEL FOODS GROUP, INC.
filed 2012-03-30
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitions period from                     to

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s common stock is not publicly traded. There were 100 shares of the registrant’s common stock outstanding as of March 30, 2012.

Documents incorporated by reference:

None

PART I

ITEM 1-BUSINESS

FORWARD-LOOKING STATEMENTS

Certain items herein are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, ability to fund our operations, intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information and, in particular, appear under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used herein, the words “may,” “should,” “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K (please see Item 1A-RISK FACTORS). Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in national or global economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs. You should not place undue reliance on our forward-looking statements. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to publicly update or revise these forward-looking statements to reflect future events or circumstances except as required by law.

GENERAL

We are a diversified producer and distributor of food products in three segments — egg products, refrigerated potato products and cheese and other dairy case products. We produce and distribute egg products to the foodservice, retail and food ingredient markets. We process and distribute refrigerated potato products to the foodservice and retail grocery markets in North America. We market a broad line of refrigerated grocery products to U.S. retail grocery outlets, including branded and private-label cheese, eggs and egg products, bagels, butter, muffins, refrigerated potato products and ethnic foods. Please see Note K to our consolidated financial statements for additional information about our business segments.

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including the economy, changes in consumer tastes, fluctuating commodity and input prices, changes in supply due to weather, and production variances.

We have a strategic focus on value-added processing of food products. The strategy is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which continues to be slowed somewhat by the recent economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers.

On June 29, 2010, the Company was acquired by MFI Holding Corporation (“MFI Holding”), which is owned by GS Capital Partners VI Fund, L.P. and its affiliates (approximately 74%); affiliates and co-investors of Thomas H. Lee Partners, L.P. (approximately 21%); and certain current and former members of management (approximately 5%); see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources section and Note B to the consolidated financial statements.

SEGMENTS

Egg Products Division

General: The Egg Products Division, comprised of our wholly owned subsidiaries M.G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., and MFI Food Canada Ltd., produces, processes and distributes numerous egg products. Based on management estimates, we believe that the division is the largest processed egg products producer in North America. Our principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (e.g., “Easy Eggs®“ and “Excelle®”), egg white-based egg products (e.g., “All Whites®“ and “Better ‘n Eggs®“), and hardcooked and precooked egg products (e.g., “Table Ready®“). Our other egg products include frozen, liquid and dried products that are used as ingredients in other food products, as well as organic and cage free egg products.

The division distributes its egg products to food processors and foodservice customers primarily throughout North America, with limited international sales in the Far East, South America and Europe. Our extended shelf-life liquid eggs (our largest selling product line) and other egg products are marketed to a wide variety of foodservice and food ingredients customers. The division also is a supplier of egg white-based egg products sold in the U.S. retail and foodservice markets.

In 2011, the division derived approximately 98% of net sales from egg products, with 2% of net sales coming from shell eggs that are sold at retail. Pricing for shell eggs and certain egg products, including short shelf-life liquid, and certain dried and frozen products, reflects levels reported by Urner Barry, a recognized industry publication. Prices of certain higher value-added products, such as precooked, extended shelf-life liquid eggs, low/no cholesterol, natural/organic and cage free eggs, typically are not significantly affected by Urner Barry quoted price levels. Approximately 68% of the division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market.

The division’s egg-processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa and Manitoba, Canada. Certain of the division’s facilities are fully integrated, from the production and maintenance of laying flocks through the processing of egg products. In 2011, approximately 27% of the division’s egg needs were satisfied by production from our own hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing portion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon underlying feed costs. For eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products. In addition, the division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, to the greatest extent possible, with higher value-added products priced over longer terms, generally 6-12 months. This typically allows the division to realize a modest processing margin on such sales, even though there are notable commodity influences on both egg sourcing costs and egg products pricing, which change frequently. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

Customers: The division has long-standing preferred supplier relationships with many of its customers. The division’s Customers include many of the major broad-line foodservice distributors and national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale multi-plant manufacturing capabilities and specialized service. The division’s major customers in each of its market channels include leading foodservice distributors, with Sysco Corporation and U.S. Foods accounting for 12.7% and 10.0%, respectively, of our consolidated 2011 net sales. Some of the division’s other major customers are national restaurant chains, major retail grocery store chains and major food processors.

Competition: The egg-processing industry is particularly competitive, due to the large number of national players, the wide variety of product offerings, and the fact that further-processed egg products compete with shell eggs. Cargill Kitchen Solutions, a division of Cargill, Incorporated, is our largest higher value-added egg products competitor. We also compete with other egg products processors, including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Rembrandt Enterprises, Inc. and ConAgra Foods, Inc.

Trademarks: The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Better ‘n Eggs®,” “All Whites®,” “Papetti’s®, “ “Quaker State Farms®,” “Broke N’ Ready®,” “Abbotsford Farms®,“ “Inovatech®,“ “Excelle®,” “Trilogy®” and “Emulsa®“.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs®“ trade name and hardcooked and precooked egg products are marketed using the “Table Ready®“ trade name.

Refrigerated Potato Products Division

General: Refrigerated potato products are produced and sold by our wholly owned subsidiaries Northern Star Co. and Farm Fresh Foods, Inc. to both the foodservice and retail markets. The division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2011, approximately 51% of the division’s net sales were to the retail market, with the balance to the foodservice market. The division sells refrigerated potato products in the United States in the retail grocery market, where they are marketed under the Simply Potatoes® brand, and in the foodservice market, where we recently cross-branded our offering as Simply Potatoes® from Northern Star®. Due to their freshness and quality, refrigerated potato products are generally sold at higher price points than frozen or dehydrated potato products.

The division maintains its main processing facility in Minnesota, with a smaller facility located in Nevada. The division typically purchases approximately 90% of its annual potato requirements from contract producers. The balance of potato requirements are purchased in the spot market. The division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the price and/or quality of potatoes can affect the division’s operating results.

Customers: The division leverages existing relationships with national foodservice distributor customers of the Egg Products Division, resulting in many of the division’s top customers being long-standing customers of the Egg Products Division. The division’s largest customers include major foodservice distributors and major retail grocery store chains.

Competition: We were the first company to introduce nationally branded refrigerated potato products in the late 1980s to the United States foodservice and retail markets. We believe we are the largest processor and distributor of refrigerated potato products in the U.S. The division’s major retail competitors are Shedd’s Country Crock Side Dishes owned by Hormel Foods Corp., Bob Evans Farms, Inc. and Reser’s Fine Foods, Inc. Other competitors include smaller local and regional processors, including I&K Distributors, Inc. (Yoder’s) and Pineland Farms Potato Company, Inc. (Naturally Potatoes®) in the foodservice sector. Certain companies, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra Foods, Inc.), sell frozen potato products.

Trademarks: We market our refrigerated potato products to foodservice customers under a variety of brands, including “Simply Potatoes®” and “Farm Fresh™.“ The “Simply Potatoes®“ and “Diner’s Choice®“ brands are used for retail refrigerated potato products.

Crystal Farms Division

General: Our Crystal Farms Division markets a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the division’s growth. Crystal Farms cheese is positioned in the “mid-tier” pricing category and is priced below national brands such as Kraft and Sargento, and above store brands (private label). The division’s refrigerated products, which consist principally of cheese, eggs and egg products, bagels, butter, muffins, refrigerated potato products and ethnic foods, are supplied by our other divisions, or by various vendors, to Crystal Farms’ specifications. Cheese accounted for approximately 71% of the division’s 2011 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for various private-label customers.

The division continues to expand its market area using both company-owned and leased facilities and independent distributors. The division’s market area is the United States, with a large customer concentration in the central United States. We sell our products to a large number of retail stores, a majority of which are served via customers’ warehouses. The division also maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from nine distribution centers centrally located in its key marketing areas.

Crystal Farms cheese and butter products are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, and may not be indicative of prices that would prevail if these supports were abolished.

Customers: The division has customer relationships with large grocery chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. The division serves a large number of retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, Target Corporation and Walmart accounted for 17.7%, 14.5% and 11.8%, respectively, of Crystal Farms’ 2011 net sales.

Competition: The division competes with the refrigerated products of larger suppliers such as Kraft Foods, Inc., Dairy Farmers of America, Sargento Foods, Inc., and Sorrento Lactalis, Inc. We position Crystal Farms products as an alternative mid-priced brand, operating at price points below national brands and above store (private-label) brands. Crystal Farms’ emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with larger national-brand companies.

Trademarks: The division’s products are marketed principally under the “Crystal Farms®“ trade name. Other trademarks include “Crescent Valley®,” “Westfield Farms®,” and “David’s Deli®.”

SALES, MARKETING AND CUSTOMER SERVICE

Each of our three divisions has developed a marketing strategy that emphasizes high quality products and customer service. An internal sales group at Michael Foods coordinates the foodservice sales of the Egg Products and Refrigerated Potato Products Divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. We use a group of foodservice brokers to supplement internal sales efforts. The Egg Products Division also maintains a small sales group that handles certain food ingredient and international egg product sales.

The sales activities related to our nationally branded retail egg and potato products are executed by the Crystal Farms Division’s direct sales personnel and brokers. Outside marketing and advertising agencies and consultants are used as needed. The Crystal Farms Division’s internal and external sales personnel obtain orders from retail stores for next-day delivery, and warehouse accounts for delivery usually within 14 days. Marketing efforts are primarily focused on in-store, co-op, and select media advertising programs, which are executed with grocers on a market-by-market basis.

FOOD SAFETY

We take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous United States Department of Agriculture (“USDA”) inspection at many facilities, we have instituted company-wide quality systems that address topics such as supplier control; ingredient, packaging and product specifications; preventive maintenance; pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures that allow us to act quickly to reduce the risk of consumption of any product that we suspect may pose a health issue.

We maintain general liability insurance, including product liability coverage, which we believe to be sufficient to cover potential product liabilities.

We have also implemented the Safe Quality Food (“SQF”) program at all of our facilities. SQF is a fully integrated food safety and quality management protocol designed specifically for the food sector. The SQF code, based on universally accepted CODEX Alimentarius, HACCP Guidelines and the Global Food Safety Initiative (GFSI) standards, offers a comprehensive methodology to manage food safety and quality simultaneously. SQF certification provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards. All of our facilities are SQF level III certified.

GOVERNMENT REGULATION

We are subject to federal and state regulations relating to quality control, product branding and labeling, waste disposal and other aspects of our operations. We are also subject to USDA and Food and Drug Administration (“FDA”) regulations regarding quality, labeling and sanitary control. Our Egg Products Division processing plants that break eggs, and some of our other egg-processing operations, are subject to continuous on-site USDA inspection. All of our other processing plants are subject to periodic inspections by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is developing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of contaminated food.

ENVIRONMENTAL REGULATION

We are subject to federal and state environmental regulations, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of waste from our internal egg production primarily by transferring it to farmers for use as fertilizer. We dispose of solid waste from potato processing primarily by transferring it to a processor who converts it to animal feed. We have made, and will continue to make, expenditures to ensure environmental compliance. Our environmental management and compliance programs are led by our Director of Environmental Engineering. Additionally, we have ongoing relationships with environmental consulting firms, and we use other consultants as required. As a result of our efforts, we believe we are currently in material compliance with all environmental regulations and requirements.

EMPLOYEES

At December 31, 2011, we had 3,596 employees. The Egg Products Division had 2,427 full-time and 212 part-time employees, none of whom are represented by a union. The Refrigerated Potato Products Division employed 298 persons, 217 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Crystal Farms Division employed 433 persons, none of whom are represented by a union. Our corporate, sales, supply chain, logistics and information systems groups collectively had 226 employees. We believe our employee relations to be good.

AVAILABLE INFORMATION

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NW, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Such reports are also available electronically at the SEC’s website (http:///www.sec.gov) as well as on our website (http://www.michaelfoods.com) on the Newsroom tab. Information included on our website is not deemed to be incorporated into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10—Directors and Executive Officers of the Registrant

ITEM 1A-RISK FACTORS

Volatility of economic conditions could materially harm our business.

Our business and results of operations may be materially adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions may impact our business in a number of ways, resulting in:

•	a decrease in away-from-home food consumption, which may adversely impact demand for our products in the foodservice channel;

•	a shift in consumer purchases to lower-priced private label or other value offerings;

•	a decrease in the financial stability of our customers or suppliers; and

•

increased cost or difficulty to obtain financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Our operating results are significantly affected by egg, potato and cheese market prices, the prices of other raw materials, such as grain, and energy and energy-related costs.

Our operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, and results of operations or financial condition. In general, the pricing of eggs is affected by a relative inelasticity of supply and demand, often resulting in small changes in production or demand having a large effect on prices. Our operating profit tends to be adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We can experience similar negative effects on our results of operations because of increases in the price of potatoes and cheese. Although we can take steps to mitigate the effects of changes in our raw material costs, fluctuations in prices are outside of our control. For example, the prices of corn and soybean meal rose dramatically from the summer of 2006 through the summer of 2008 and again in late 2010 and 2011. With the rapid rise in grain costs, we were unable to adjust our egg products prices rapidly or sufficiently enough to offset the significant raw material cost increases in those years. Our operating results can also be affected by other input costs such as energy and energy-related costs. While we endeavor to keep our selling prices in line with our input costs, we are not always able to do so and this may result in lower operating profit margins.

To mitigate the risk of increases in raw material costs, we have been transitioning customers to variable-pricing contracts that are priced off the same index we use to purchase shell and liquid eggs. In addition, due to the unprecedented volatility in grain costs over the past few years, we try to limit fixed-price contracts to be less than one year in duration and we typically hedge the grain costs associated with them to lock in the negotiated margin. There is no assurance that our risk management activities will provide sufficient protection from price fluctuations. In addition, these efforts can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

We produce and distribute food products that are susceptible to microbial contamination.

Many of the inputs used to make our products, particularly eggs and raw potatoes, are vulnerable to contamination by pathogens — naturally occurring disease-producing organisms — such as Salmonella. Shipment of adulterated products, even if inadvertent, is typically a violation of law and may lead to an increased risk of exposure to product liability claims (as discussed below), product recalls and increased scrutiny by federal and state regulatory agencies. Any shipment of adulterated products may have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. The risk may be controlled, but not eliminated, by adherence to good manufacturing practices and finished product testing. Also, products purchased from others for repacking or distribution may contain contaminants that may be inadvertently redistributed by us. After contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated by thorough cooking at the foodservice or consumer level.

We may recall products in the event of contamination or damage. For example, in January 2012 we initiated a voluntary product recall of certain hardcooked-egg products. We estimate that the January 2012 recall will cost us between $1 and $2 million in Adjusted EBITDA and will have no significant impact on our ongoing business. In addition, from time to time we may withdraw or hold product lots that have spoilage or other issues unrelated to food safety. These limited recalls and withdrawals historically have not had a material adverse effect on our business. However, any product recall or withdrawal could result in significant costs incurred in connection with the recovery and disposal of inventory, lost sales, as well as a loss of consumer confidence in our products, all of which could materially adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, prospects, results of operations and financial condition. We currently do not carry product recall insurance for such losses. Additionally, a product recall by other companies that produce and distribute products similar to ours may materially adversely impact our industry generally and our customers’ confidence in our products that are similar to those being recalled.

As a result of selling food products, we face the risk of exposure to product liability claims.

We face the risk of exposure to product liability claims and adverse public relations in the event that our quality control procedures fail or are inadequate and the consumption of our products causes injury or illness. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited by the financial assets, insurance coverage and creditworthiness of the indemnifying party, as well as the limits of any insurance provided by suppliers. If we did not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our business reputation and earnings. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation and on our business, prospects, results of operations and financial condition.

A decline in egg consumption or in the consumption of processed food products could have a material adverse effect on our net sales and results of operations.

Based upon a USDA published report, United States egg consumption has remained stable for the past three years at around 248 eggs per person per year, while growing slightly in total due to population growth. While we do not expect this trend to change dramatically and we anticipate total consumption will continue to grow in line with population trends, adverse publicity relating to health concerns and the nutritional value of eggs, egg products, or our other main product lines, cheese and potatoes, could adversely affect consumption and demand for our products, which could have a material adverse effect on our business, prospects, and results of operations or financial condition. In addition, a change in consumer preferences relating to food products or in consumer perceptions regarding the nutritional value of certain food products could adversely affect demand, which could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Consumer preferences may evolve over time and the success of our food products depends on our ability to identify these preferences and offer products that appeal to them. If we do not succeed in satisfying consumer preferences, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. Further, weak or recessionary economic conditions can affect food consumption patterns, particularly in the foodservice market, with a potentially negative effect on our sales volumes and margins.

The categories of the food industry in which we operate are highly competitive, and our inability to compete successfully could adversely affect our business.

Competition in each of the categories of the food industry within which we operate is notable. In general, food products are price sensitive and affected by many factors beyond our control, including the economy, changes in consumer tastes, fluctuating input prices, changes in supply due to weather, and production variances. Increased competition against any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition. In particular, we compete with major companies such as Cargill, Incorporated, Kraft Foods, Inc., Hormel Foods Corp. and ConAgra Foods, Inc. Each of these companies has substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that could be preferred over our products. These companies may also prove to be more successful than us in marketing and selling products.

Our business may be materially adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

Our largest customers have historically accounted for a significant portion of the net sales volume of each of our three divisions. Our top two Egg Products Division customers (Sysco Corporation and U.S. Foods) each represented 10% or more of our consolidated 2011 net sales. Our top three Crystal Farms Division customers (SUPERVALU, Target and Walmart) each represented more than 10% of that division’s 2011 net sales. If, for any reason, one of our key customers were to purchase significantly less of our products in the future or were to terminate its purchases from us altogether, and we were not able to sell our products to new customers at comparable or greater levels, our business, prospects, financial condition and results of operations may be materially adversely effected. This concentration of sales also increases the risk that if one or more large customers encounter financial difficulties, especially during an economic recession, it may materially adversely affect our ability to collect any associated accounts receivable.

The loss or expiration of a patent, whether licensed or owned, or the loss of any registered trademark, could enable other companies to compete more effectively with us.

We utilize trademarks, patents, trade secrets and other intellectual property in our business. The loss or expiration of intellectual property could enable other companies to compete more effectively with us by making and selling products that are substantially similar to products that we offer and could negatively impact our ability to produce and sell the associated products, which could have a material adverse effect on our operations. We also own many registered and unregistered trademarks that are used in the marketing and sale of our products. We have made substantial investments in establishing and promoting our trademarked brands. However, the degree of protection that these trademarks afford us is uncertain.

Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If such claims are successful, we may have to pay substantial damages and/or may be prohibited from selling our products without a license, which, if available at all, may not be available on commercially acceptable terms. Even if such claims are without merit, defending a lawsuit may be expensive and could divert management attention from other business activities.

Government regulation could increase our capital expenditures, costs of production and increase our legal and regulatory expenses.

Our manufacturing, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state regulation, including regulation by the FDA, the USDA, and various health and agricultural agencies. Some of our facilities are subject to continuous on-site USDA inspection. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size. Many jurisdictions also require food manufacturers to meet good manufacturing practices (the definition of which may vary by jurisdiction) with respect to personal hygiene, wearing and handling of company-issued uniforms and footwear, footbaths, hand washing, storage and handling of equipment and eating or drinking in production areas.

Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, and criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect the way we operate our business, our prospects, results of operations and financial condition.

A specific example of a possible future law that would require us to make material expenditures is H.R. 3798, a bill recently introduced in the U.S. House of Representatives. The bill would impose a national standard for layer-hen housing, i.e., conversion from battery cages to larger “enriched colony cages” over the next 15-18 years. Passage of the bill in the current legislative session is uncertain, but similar efforts at animal-welfare legislation are possible in the future.

We may incur material costs associated with compliance with environmental regulations.

We are subject to federal and state environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, including animal waste, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, or at facilities at which we dispose of wastes associated with our operations, we may be subject to penalties and fines, and/or be held liable for the cost of remedying environmental contamination. In addition, these laws and regulations and their interpretation and enforcement are constantly evolving and have tended to become more stringent over time. It is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. In particular, animal feeding operations, which involve the management of animal waste, wastewater discharges and air emissions, have become the subject of increasing regulatory scrutiny. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. The operational and financial effects associated with compliance with current and future environmental regulations could require us to make material expenditures or otherwise materially adversely affect the way we operate our business, which may impact our prospects, results of operations and financial condition.

We are subject to risks associated with climate change and climate change regulation.

There is increasing concern that a gradual increase in global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency and severity of natural disasters or other effects that are impossible to predict. Decreased agricultural productivity in certain regions as a result of changing weather patterns could limit availability or increase the cost of key agricultural commodities. Increased frequency or duration of extreme weather conditions could also impair production capability, disrupt suppliers or impact demand for our products. Federal, regional and state efforts to regulate greenhouse gas emissions are at various stages of consideration and implementation, and could result in increased energy, transportation and raw material costs. In addition, consumer concern about animal-based agriculture contributing to climate change could adversely affect demand for our products.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza emerged in Southeast Asia over the past several years and has spread elsewhere in the Eastern Hemisphere in recent years. It has caused deaths in wild bird populations and, in limited instances, domesticated fowl flocks. It has also been linked to illness and death among some persons who have been in contact with diseased fowl. It is unclear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, a manifestation of this form of avian influenza in our sheltered flocks could have a material adverse effect on our business. To protect against this risk, we have intensified biosecurity measures at our layer locations. Weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

Impairment in the carrying value of goodwill or other intangible assets could negatively affect our consolidated results of operations and net worth.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all of the assets and liabilities of the reporting unit, including goodwill, to determine if goodwill is impaired. If the fair value of goodwill is less than its carrying amount, impairment has occurred. Our estimates of fair value are determined based on an Adjusted EBITDA multiple model and then compared to the market capitalization of the Company. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables and other factors. We evaluate assets on our balance sheet, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals or discounted cash flow models using various inputs. As of December 31, 2011, we had $474.2 million of definite-lived intangible assets subject to amortization, $111 million of indefinite-lived trademarks and $829.8 million of goodwill. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant non-cash impairment losses.

Ability to fund debt and maintain debt instruments covenant compliance.

Our ability to make scheduled payments on and to refinance our indebtedness, including the senior notes, and to fund capital and non-capital expenditures, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit agreement in an amount sufficient to enable us to pay our indebtedness, including the senior notes, or to fund our other liquidity needs. In addition, we are a holding company for our subsidiaries and have no material operations and only limited assets. Accordingly, we are dependent on cash distributions and dividends from our operating subsidiaries in order to service our debt obligations, including the senior notes.

We are unable to assure our ability to refinance any of our debt on commercially reasonable terms or at all. In particular, our credit agreement will mature prior to the maturity of the senior notes. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as the sale of assets and/or negotiations with our lenders to restructure the applicable debt. Our credit agreement and the indenture governing the senior notes may restrict, or market or business conditions may limit, our ability to take some or all of these actions.

The borrowings under our credit agreement will bear interest at variable rates and other debt we incur could likewise be variable rate debt. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 1B-UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

FACILITIES

All of our owned property is pledged to secure repayment of our credit agreement. The total annual lease cost for all facilities is approximately $4.7 million. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

For additional information on contractual obligations relating to operating leases see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The following table summarizes information relating to our primary facilities:

Location		Size	Owned/Leased	Lease Expiration	Annual Payments
	Principal Division/Use	(square feet)
Elizabeth, New Jersey (a)	Egg Products Processing	75,000	Leased	2013	$642,000
Elizabeth, New Jersey (b)	Egg Products Processing	125,000	Leased	2024	1,002,000
Bloomfield, Nebraska	Egg Products Processing	80,000	Owned	—	—
Gaylord, Minnesota	Egg Products Processing	40,000	Owned	—	—
LeSueur, Minnesota	Egg Products Processing	29,000	Owned	—	—
Wakefield, Nebraska	Egg Products Processing	380,000	Owned	—	—
Klingerstown, Pennsylvania (c)	Egg Products Processing/Distribution	158,000	Leased	2017	834,000
Lenox, Iowa	Egg Products Processing/Distribution	151,000	Owned	—	—
Gaylord, Minnesota	Egg Products Processing/Distribution	230,000	Owned	—	—
Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—
Wakefield, Nebraska	Egg Production	658,000	Owned	—	—
LeSueur, Minnesota	Egg Production	345,000	Owned	—	—
Gaylord, Minnesota	Egg Production	349,000	Owned	—	—
Gaylord, Minnesota	Egg Production Pullet Houses	130,000	Owned	—	—
Wakefield, Nebraska	Egg Production Pullet Houses	432,000	Owned	—	—
Plainview, Nebraska	Egg Production Pullet Houses	112,000	Owned	—	—
Winnipeg, Manitoba (d)	Egg Products Processing	102,000	Capital Lease	2012	613,000
Winnipeg, Manitoba (d)	Egg Products Processing	32,000	Leased	2013	168,000
Mississauga, Ontario (e)	Egg Products Distribution	8,000	Leased	2013	92,000
Chaska, Minnesota	Refrigerated Potato Products Processing	230,000	Owned	—	—
Las Vegas, Nevada (f)	Refrigerated Potato Products Processing	31,000	Leased	2013	319,000
Various small warehouses	Crystal Farms Distribution		Leased	2013	68,000
LeSueur, Minnesota	Crystal Farms Distribution	33,000	Owned	—	—
Lake Mills, Wisconsin	Crystal Farms Warehouse/Distribution	85,000	Owned	—	—
Lake Mills, Wisconsin	Crystal Farms Cheese Packaging	30,000	Owned	—	—
Minnetonka, Minnesota (g)	Michael Foods Office Space	55,000	Leased	2022	950,000

					$4,688,000

(a)	There is a five-year extension available on this lease but we have executed a one-year extension.
(b)	The second renewal option for this lease was exercised and extended from five to 12 years.
(c)	There is a ten-year and a five-year extension available on this lease.
(d)	There are four five-year extensions available on these leases. We are currently negotiating the lease renewal.
(e)	This lease was renewed for one year.
(f)	We are currently negotiating this lease and expect to extend the lease 10 years.
(g)	We recently executed an amendment to extend the lease to June 2022.

ITEM 3-LEGAL PROCEEDINGS

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; the one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court.

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

Both Michael Foods, Inc. and NPE have moved for summary judgment on several claims in the case. Barring an award of summary judgment, trial in the consolidated cases is scheduled for June 4, 2012.

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that from 2004 to present, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We have not recorded a liability for the alleged underbilling as we believe there is no merit in this claim. The parties have recently been engaged in mediation and settlement discussions.

We do not believe it is possible to estimate any possible loss in connections with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.

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

ITEM 4-MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 30, 2012. No securities are authorized for issuance under equity compensation plans. On June 29, 2010, resulting from the merger described further in Note B to our consolidated financial statements, we issued 100 shares of common stock. The issuance of such shares to a single stockholder was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On March 3, 2011, the Company paid a cash dividend of $65 million to its parent MFI Midco Corporation.

(b)	Not applicable.

(c)	Not applicable.

ITEM 6-SELECTED FINANCIAL DATA

The following table sets forth (i) the selected historical consolidated financial data for Michael Foods Group, Inc. for the fiscal year ended December 31, 2011 and the fiscal six-month period ended January 1, 2011 and (ii) the selected historical consolidated financial data for M-Foods Holdings, Inc. and its subsidiaries (the “Predecessor”) for the fiscal six-month period ended June 26, 2010 and the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007. Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The fiscal six-month period ended January 1, 2011 contains operating results for twenty-seven weeks. The fiscal six-month period ended June 26, 2010 contains operating results for twenty-five weeks. The fiscal years ended December 31, 2011, January 2, 2010 and December 29, 2007 contain operating results for 52 weeks. The fiscal year ended January 3, 2009 contains operating results for 53 weeks.

The statement of operations data for the year ended December 31, 2011 and the six-month period ended January 1, 2011, and the balance sheet data as of December 31, 2011 and January 1, 2011 of the Company, and the statement of operations data for the six-month period ended June 26, 2010 and year ended January 2, 2010 of the Predecessor were derived from the audited consolidated financial statements, which are included elsewhere in this Form 10-K. The statement of operations data for the years ended January 3, 2009 and December 29, 2007 and the balance sheet data as of January 2, 2010, January 3, 2009 and December 29, 2007 were derived from the Predecessor’s audited consolidated financial statements not included in this Form 10-K.

Our historical operating results are not necessarily indicative of future operating results. See “Risk Factors” and the notes to our financial statements. You should read the selected historical consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (for a discussion of the impacts of the 2010 merger including the information regarding limitations on comparability to prior periods, see prior Michael Foods, Inc. filings with the SEC) and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Company		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year ended,
	December 31, 2011	January 1, 2011	June 26, 2010	January 2, 2010	January 3, 2009	December 29, 2007
(In thousands)
Statement of Operations Data
Net sales	$1,766,588	$858,306	$743,995	$1,542,779	$1,804,373	$1,467,762
Cost of sales	1,493,575	726,832	612,748	1,241,613	1,528,420	1,223,416

Gross profit	273,013	131,474	131,247	301,166	275,953	244,346
Selling, general and administrative expenses	156,853	76,085	102,283	145,883	165,938	147,375
Transaction costs	0	0	14,730	0	0	0
Plant closing expenses	0	0	0	0	0	1,525

Operating profit	116,160	55,389	14,234	155,283	110,015	95,446
Interest expense, net	98,140	52,871	30,985	59,184	56,099	65,126
Unrealized (gain) loss on currency transactions	390	(738)	0	0	0	0
Loss on early extinguishment of debt	3,527	0	31,238	3,237	0	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	14,103	3,256	(47,989)	92,862	53,916	30,320
Income tax expense (benefit)	(715)	(249)	(13,765)	32,690	15,935	10,765

Earnings (loss) before equity in losses of unconsolidated subsidiary	14,818	3,505	(34,224)	60,172	37,981	19,555
Equity in losses of unconsolidated subsidiary	529	228	59	0	0	0

Net earnings (loss)	$14,289	$3,277	$(34,283)	$60,172	$37,981	$19,555

At Period End
Balance Sheet Data
Working capital	$192,912	$170,191		$175,760	$162,322	$99,207
Total assets	2,141,829	2,164,098		1,307,663	1,299,869	1,275,083
Long-term debt, including current maturities	1,251,089	1,229,182		707,098	748,078	738,598
Shareholder’s equity	423,963	473,615		326,897	259,499	229,122

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K. This discussion may contain forward-looking statements, and actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements.”

General

Overview. We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other products sold in the dairy case, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. We have a strategic focus on value-added processing of food products, which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which continues to be slowed somewhat by the recent economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

As further discussed in the Notes to the Financial Statements, on June 29, 2010, the Predecessor merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying consolidated financial statements and select financial data are presented for the full year 2011 for the Company and two periods for 2010, Company and Predecessor, which relate to the accounting periods succeeding and preceding the consummation of the merger. The Company and Predecessor periods have been separated by a vertical line in the respective statements and tables to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The accounting policies followed by us in the preparation of our consolidated financial statements for the Company periods are consistent with those of the Predecessor periods and are further described below and in the Notes to the Financial Statements. As the successor Company is substantially the same business as the Predecessor with the exception of the purchase accounting impacts described below, management believes that combining the Company and Predecessor periods for the last six months and first six months of 2010, which is a non-GAAP presentation, provides a more meaningful comparison of the 2011 and 2010 and the 2010 and 2009 results of operations and cash flows when considered with the purchase accounting effects described below.

Also, as discussed in the Notes to the Financial Statements, the Predecessor is, collectively, M-Foods Holdings, Inc. and its subsidiaries. The Michael Foods entity that filed reports with the SEC prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly-owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of 9.75% discount notes (the fully-accreted balance of which, as of June 26, 2010, was $154.1 million) and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

Acquisitions/Joint Ventures. We have historically focused on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. During March 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). In November 2011, we funded $500,000, our 50% share of an additional capital contribution. MFOSI owns 100% of its subsidiary, Lang Fang MK Food Co., a Chinese egg products company. Production of sample products began in November 2011 and we began operations and sales to customers in early 2012. We use the equity method of accounting for this joint venture.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity futures contracts, when appropriate. We do not trade or use instruments with the objective of earning financial gains on commodity prices, nor do we use instruments where there are not underlying exposures. See “Item 7— Market Risk — Commodity Risk Management.”

Results of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales. The information contained in this table should be read in conjunction with “Item 6 — Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Company				Predecessor
	Year Ended December 31, 2011		Six Months Ended January 1, 2011		Six Months Ended June 26, 2010		Year Ended, January 2, 2010
	$	%	$	%	$	%	$	%
	(In thousands)
Statement of Operations Data:
External net sales:
Egg products division	1,184,253	67.0	566,231	66.0	508,085	68.3	1,046,791	67.9
Refrigerated Potato products division	127,252	7.2	65,040	7.6	57,661	7.8	119,219	7.7
Crystal Farms division	455,083	25.8	227,035	26.5	178,249	24.0	376,769	24.4

Total net sales	1,766,588	100.0	858,306	100.0	743,995	100.0	1,542,779	100.0
Cost of sales	1,493,575	84.5	726,832	84.7	612,748	82.4	1,241,613	80.5

Gross profit	273,013	15.5	131,474	15.3	131,247	17.6	301,166	19.5
Selling, general and administrative expenses	156,853	8.9	76,085	8.9	102,283	13.7	145,883	9.5
Transaction costs	0	0	0	0	14,730	2.0	0	0

Operating profit (loss):
Egg products division	100,347	5.7	48,859	5.7	64,303	8.6	133,162	8.6
Refrigerated Potato products division	14,213	0.8	3,636	0.4	(7,074)	(1.0)	710	0.0
Crystal Farms division	21,248	1.2	8,586	1.0	12,272	1.6	34,823	2.3
Corporate	(19,648)	(1.1)	(5,692)	(0.7)	(55,267)	(7.4)	(13,412)	(0.9)

Total operating profit	116,160	6.6	55,389	6.5	14,234	1.9	155,283	10.1

Interest expense, net	98,140	5.6	52,871	6.2	30,985	4.2	59,184	3.8

Net earnings (loss)	14,289	0.8	3,277	0.4	(34,283)	(4.6)	60,172	3.9

Results for the Year Ended December 31, 2011 Compared to results for the Fiscal Year Ended January 1, 2011

Purchase Accounting Effects. The June 2010 merger affected our 2011 and 2010 results of operations in certain significant respects. The allocation of the purchase price to the assets acquired in the merger resulted in a significant increase in our annual depreciation and amortization expense.

•	We incurred additional depreciation of approximately $12 million in 2011 and $5.1 million in 2010 on the step-up basis of tangible assets, most of which was included within cost of sales,

•	The step-up of our amortizable intangible assets resulted in additional expense of approximately $15.5 million in 2011 and $8 million in 2010 and was included in selling expense, and

•	The purchase accounting adjustment to inventory resulted in a one-time increase in 2010 cost of sales of approximately $17.9 million as those products were sold to customers during that period.

In addition, due to the effects of the increased borrowings to finance the merger, our interest expense increased in the periods following the merger. We incurred debt issuance costs of approximately $52.3 million, which have been capitalized in other long-term assets and are being amortized using the effective interest rate method over the term of the credit and senior notes agreements. The new credit agreement entered into to finance the merger was issued at a discount. The original issue discount of $17.3 million is being amortized using the effective interest rate method over the term of the credit agreement, which is scheduled to terminate in February 2018.

On February 25, 2011, we refinanced the credit agreement and recorded approximately $7.1 million of additional debt issuance costs, which have been capitalized in other long-term assets and are being amortized using the effective interest rate method over the term of the credit agreement. See Note C – Debt to the consolidated financial statements.

Transaction Related Expenses. The June 2010 merger also resulted in significant transaction-related expenses recorded by the Predecessor in the period ended June 26, 2010:

•	The Predecessor recorded transaction costs of $14.7 million,

•	The Predecessor recorded $35.6 million of stock compensation in selling, general and administrative expense related to options outstanding as of June 26, 2010 and

•

The Predecessor also recorded a loss on the early extinguishment of debt of approximately $31.2 million, related to the early repayment of the debt outstanding prior to the merger. Included in the loss on early extinguishment of debt is $20.6 million of non-cash write-off of unamortized deferred financing costs and original issue discount.

Several of the commentary items below include the impacts of the purchase accounting effects and certain transaction-related items described in the paragraphs above by adding the incremental 2011 impacts to the Predecessor’s 2010 period expense as if the merger happened in January 2010, resulting in non-GAAP comparisons. We believe this presentation provides a more consistent comparison between the respective periods, as the operations of the Company and Predecessor have not changed other than those merger-related items.

Readers are directed to “Note K — Business Segments” for data on the financial results of our business segments for the Company’s year ended December 31, 2011 and our six-month period ended January 1, 2011 and the Predecessor’s six-month period ended June 26, 2010. The year ended December 31, 2011 included 52 weeks, while the six-month period ended January 1, 2011 included 27 weeks and the six-month period ended June 26, 2010 included 25 weeks. The consolidated financial results discussed below include our financial data and the financial data of the Predecessor, M-Foods Holdings, Inc.

Net Sales. Net sales for 2011 increased $164.3 million, or 10.3%. Net sales were $1,766.6 million for the year ended December 31, 2011 compared to $858.3 million for the six-month period ended January 1, 2011 and $744 million for the Predecessor’s six-month period ended June 26, 2010. The change in net sales primarily reflects the pass-through of higher commodity costs. Overall volume decreased 0.8%, compared to 2010, reflecting declines in volume in the Egg Products and Refrigerated Potato Products Divisions, offset by higher volumes for Crystal Farms.

Egg Products Division Net Sales. External net sales for 2011 increased $109.9 million, or 10.2%. Net sales increased over last year due to the pass-through of higher commodity costs. Unit sales decreased by 1.1% in 2011 compared to 2010, driven by decreased foodservice and food ingredient volumes.

Refrigerated Potato Products Division Net Sales. External net sales for 2011 increased $4.6 million, or 3.7%. Unit sales decreased by 1.3% in 2011 compared to 2010, driven by retail potato volume declines as a result of lower levels of promotion during 2011. The lower levels of promotion and an increase in our base pricing resulted in higher average selling prices offsetting the volume decline.

Crystal Farms Division Net Sales. External net sales for 2011 increased $49.8 million, or 12.3%. Unit sales for distributed products (excluding shell eggs) increased 2.6% in 2011 due to increased volume in branded, private-label and deli cheese products. Higher commodity pricing and lower levels of promotional spending impacted net pricing, which led to a larger increase in sales compared to volumes.

Gross Profit. Gross profit for 2011 increased $10.3 million, or 3.9%. Gross profit was $273.0 million for the year ended December 31, 2011 compared to $131.5 million for the six-month period ended January 1, 2011 and $131.2 million for the Predecessor’s six-month period ended June 26, 2010. Our gross profit margin decreased to 15.5% in 2011 as compared to 16.4% in 2010. The gross profit for 2010 included the adverse impact of the $17.9 million reversal of inventory step-up as a result of purchase accounting related to the merger, while the 2011 period includes an additional approximately $6 million of depreciation for 2011 over 2010 resulting from purchase accounting. Factoring out the purchase accounting impacts, gross profit decreased $1.7 million and gross profit margin decreased 1.7%. The decline in gross profit margins reflected improved contributions from the Refrigerated Potato Products Division which were more than offset by lower gross profit margins in the Egg Products and Crystal Farms divisions. The decline for Egg Products and Crystal Farms Divisions was driven by a rise in corn, soybean meal, cheese, butter and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for 2011 decreased $21.5 million, or 12.1%. SG&A was $156.9 million for the year ended December 31, 2011 compared to $76.1 million for the six-month period ended January 1, 2011 and $102.3 million for the Predecessor’s six-month period ended

June 26, 2010. The main drivers for the decrease included approximately $35.6 million of additional stock compensation recorded in 2010 in connection with the merger, offset by $2.5 million of insurance claims settlements recorded in 2010. The 2011 period reflects approximately $7.3 million additional amortization of intangibles as a result of the merger, increased marketing expenses, approximately $3.2 million of fees and expenses paid in connection with a business optimization project and approximately $5.1 million of fees incurred in the refinancing of our credit agreement and registration of the senior notes during 2011. The increases were offset by reduced compensation costs, primarily incentive compensation.

Transaction costs. The Predecessor incurred approximately $14.7 million of transaction-related costs in 2010.

Operating Profit. Operating profit for 2011 increased $46.5 million, or 66.8%. Operating profit was $116.2 million for the year ended December 31, 2011 compared to $55.4 million for the six-month period ended January 1, 2011 and $14.2 million for the Predecessor’s six-month period ended June 26, 2010. The increase in operating profit for 2011 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2011 decreased $12.8 million, or 11.3%. Factoring out the purchase accounting items previously described of approximately $3.7 million, operating profit was down approximately $16.5 million compared to 2010. The decrease was primarily due to lower volumes and higher corn, soybean meal and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2011 increased $17.6 million, to $14.2 million compared to a $3.4 million operating loss in 2010. The results in 2011 were positively impacted by improved operating efficiencies at the Chaska, Minnesota facility, compared to 2010 when results were impacted by lower-quality raw potatoes, plant start-up costs and the inefficiencies of running two plants.

Crystal Farms Division Operating Profit. Operating profit for 2011 increased $0.4 million, or 1.9%. The increase was the result of the increased volumes, which generated incremental gross margin dollars.

Interest Expense. 2011 interest expense increased $14.3 million, or 17.0%. The increase is due to significantly higher outstanding borrowings associated with the 2010 merger and increased amortization of deferred financing and original issue discount costs. Also, in 2011 we recorded approximately $6.5 million of unrealized losses on our interest rate swap contracts that were entered into in 2011.

Loss on early extinguishment of debt. In conjunction with the February 25, 2011 refinancing of our credit agreement, we recorded a $3.5 million loss on extinguishment of debt for those lenders who did not participate in the amended and restated credit agreement. In conjunction with the 2010 merger, the Predecessor incurred costs of $31.2 million related to the extinguishment of its prior debt agreements.

Unrealized loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings (losses) was (5.1%) for the year ended December 31, 2011 compared with the Company’s rate of (7.7%) for the six months ended January 1, 2011 and the Predecessor’s rate of 28.7% for the six-month period ended June 26, 2010. The respective effective tax rates were affected by the level of income and losses between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, changes in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate. The effective tax rate for the year ended December 31, 2011 was impacted by a change in the state tax rate used to determine our deferred income tax assets and liabilities. See also Note D to the consolidated financial statements.

Results for the Fiscal Year Ended January 1, 2011 Compared to results for the Year Ended January 2, 2010

Purchase Accounting Effects. The June 2010 merger was accounted for using the purchase method of accounting. Accounting for the merger using this method affected our 2010 results of operations in certain significant respects. The aggregate merger consideration of approximately $1.675 billion, including purchase price adjustments, the assumption of liabilities and transaction expenses, was allocated to the tangible and intangible assets acquired and liabilities assumed by us, based on their respective fair values as of the date of the acquisition as described further in the Notes to the Financial Statements. The allocation of the purchase price to the assets acquired in the merger resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the merger, our interest expense increased in the periods following the merger. For the six months ended January 1, 2011:

•	We incurred additional depreciation expense of approximately $5.1 million on the step-up basis of tangible assets, most of which was included within cost of sales,

•	The step-up of our amortizable intangible assets resulted in additional expense of approximately $8 million and was included in selling expense, and

•	The purchase accounting adjustment to inventory resulted in a one-time increase in cost of sales of approximately $17.9 million as those products were sold to customers during the period.

Transaction Related Expenses. The June 2010 merger also resulted in significant transaction-related expenses. The Predecessor recorded transaction expenses of $14.7 million and recorded $35.6 million of stock compensation in selling, general and administrative expense related to options outstanding as of June 26, 2010, which were reflected in the June 26, 2010 financial statements. The Predecessor also recorded a loss on the early extinguishment of debt of approximately $31.2 million, related to the early repayment of the amounts outstanding under the 2009 credit agreement and the 2003 8% senior subordinated notes and the 2004 9.75% discount notes. Included in the loss on early extinguishment of debt is $20.6 million of non-cash write-off of unamortized deferred financing costs and original issue discount on the May 1, 2009 credit agreement term A and term B loans. MFI Holding also incurred costs related to the merger of approximately $15.4 million, which we paid on its behalf, resulting in a dividend to the parent during the six-month period ended January 1, 2011. We incurred debt issuance costs of approximately $52.3 million, which have been capitalized in other long-term assets and are being amortized using the effective interest rate method over the term of the credit and senior notes agreements. The new credit agreement entered into to finance the merger was issued at a discount. The original issue discount of $17.3 million is being amortized using the effective interest rate method over the term of the credit agreement.

Several of the commentary items below exclude the impacts of the transaction as described in the paragraphs above by factoring them out of current year expense, resulting in non-GAAP comparisons. We believe this presentation provides a more consistent comparison between the respective periods, as other than those items factored out, the operations of the Company and Predecessor are the same.

Readers are directed to “Note K — Business Segments” for data on the financial results of our business segments for the Company’s six-month period ended January 1, 2011 and the Predecessor’s six-month period ended June 26, 2010. The six-month period ended January 1, 2011 included 27 weeks, the six-month period ended June 26, 2010 included 25 weeks and the year ended January 2, 2010 had 52 weeks. The consolidated financial results discussed below include our financial data and the financial data of the Predecessor, M-Foods Holdings, Inc.

Net Sales. Net sales for 2010 increased $59.5 million, or 3.9%. Net sales were $858.3 million for the six-month period ended January 1, 2011 and $744 million for the Predecessor’s six-month period ended June 26, 2010 compared to $1,542.8 million in 2009. The increased net sales reflected volume increases of 2.6%. Increases were seen across all of our business segments and trade channels. Pricing pass-through of higher commodity costs resulted in net sales increases exceeding volume growth.

Egg Products Division Net Sales. The division’s external net sales for 2010 increased $27.5 million, or 2.6%. The division’s unit sales increased by 2.7% in 2010 compared to 2009. Volume increases in foodservice were favorably impacted by an improved economic environment and new business gains in our higher value-added product categories. Retail volumes increased as a result of expanded distribution. Pricing was relatively flat compared to the prior year.

Refrigerated Potato Products Division Net Sales. The division’s external net sales for 2010 increased $3.5 million, or 2.9%. The division’s unit sales increased by 4.2% in 2010, as compared to 2009, mainly due to improving economic conditions and comparison to a period that included the negative impact of a voluntarily recall of certain varieties of our retail cut potato products. Pricing was down slightly in 2010 as a result of higher promotional spending in the marketplace.

Crystal Farms Division Net Sales. The division’s external net sales for 2010 increased $28.5 million, or 7.6%. This increase was due primarily to pricing actions taken as a result of higher cheese and butter costs, as compared to 2009. Unit sales for distributed products (excluding shell eggs) increased 2% in 2010, primarily reflecting growth in branded cheese as a result of expanded distribution.

Gross Profit. Gross profit for 2010 decreased $38.4 million, or 12.8%. Gross profit was $131.5 million for the six-month period ended January 1, 2011 and $131.2 million for the Predecessor’s six-month period ended June 26, 2010 compared to $301.2 million in 2009. Our gross profit margin decreased to 16.4% in 2010 as compared to 19.5% in 2009. A significant portion of the dollar decline was a result of the acquisition-related impacts discussed above (primarily additional depreciation of $5.1 million and the impact of the reversal of inventory step-up as a result of purchase accounting of $17.9 million). In addition to the transaction-related items, the lower gross profit also reflected reduced gross margin contributions from the Refrigerated Potato Products and Crystal Farms Divisions. The main drivers in the decline in margins were start-up costs at our new Northern Star Co. potato-processing plant and resulting effects of running two plants during the transition and higher promotional spending combined with rising cheese and butter costs, which we were unable to pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for 2010 increased $32.5 million, or 22%. Selling, general and administrative expense was $76.1 million for the six-month period ended January 1, 2011 and $102.3 million for the Predecessor’s six-month period ended June 26, 2010 compared to $145.9 million in 2009. The 2010 Predecessor period included the approximately $35.6 million of stock compensation and the Company had additional amortization of intangibles resulting from the merger. Factoring out the transaction-related impacts, expenses decreased approximately $11.1 million or 7.6% in 2010. Decreases in compensation, legal and sales and marketing costs, including a $5.4 million reduction in marketing expense due to changes in marketing programs recorded in net sales in 2010 compared to selling expense in 2009, drove the change.

Transaction costs. The Predecessor incurred $14.7 million of transaction-related costs in 2010.

Operating Profit. Operating profit for 2010 decreased $85.7 million, or 55%. Operating profit was $55.4 million for the six-month period ended January 1, 2011 and $14.2 million for the Predecessor’s six-month period ended June 26, 2010 compared to $155.3 million in 2009. The decrease was due to the decreased gross profits discussed above and the impact of the transaction-related changes. Factoring out the transaction-related items discussed above in gross profit, SG&A and transaction costs, operating profit would have been approximately $150.9 million, down $4.4 million or 3% on a comparative basis.

Egg Products Division Operating Profit. The division’s operating profit for 2010 decreased $20 million, or 15%. The decrease was a result of the transaction-related items discussed above. Factoring out those items, of which $28.7 million impacted the division, operating profit was up $8.7 million, or 6.5% compared to 2009. Higher gross profit resulting from volume growth and the continued focus on selling our customers more convenient, higher-margin value-added products drove the growth.

Refrigerated Potato Products Division Operating Profit. The division incurred an operating loss for 2010 compared to an operating profit in 2009. The results in 2010 were negatively impacted by raw-potato quality, new plant start-up costs and the inefficiencies of running two Northern Star Co. plants during the 2010 period and accelerated depreciation related to our now-closed Minneapolis, Minnesota facility.

Crystal Farms Division Operating Profit. The division’s operating profit for 2010 decreased $13.9 million, or 40%. The decrease was the result of approximately $3.1 million of merger impacts, higher promotional spending and rising cheese and butter costs during 2010, which we were unable to pass through to our customers on a timely basis and comparison against very strong results in 2009.

Interest Expense. 2010 interest expense increased $24.7 million, or 42%. We had significantly higher outstanding borrowings associated with the merger and higher average interest rates on those borrowings.

Loss on early extinguishment of debt. In conjunction with the merger, the Predecessor incurred costs of $31.2 million related to the extinguishment of its prior debt agreements.

Unrealized gain on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our foreign subsidiary, MFI Food Canada Ltd. during the six months ended January 1, 2011.

Income Taxes. Our effective tax rate on earnings (losses) before income taxes was (7.7%) for the six-month period ended January 1, 2011 and 28.7% for the Predecessor’s six-month period ended June 26, 2010, compared to 35.2% in 2009. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the January 1, 2011 effective rate was impacted by actual tax expense payable at the state level, a change in uncertain tax positions recorded, and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets. Also, see Note D to the consolidated financial statements.

Seasonality and Inflation

Our consolidated quarterly operating results are affected by the seasonal fluctuations of net sales. For example, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Crystal Farms Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Refrigerated Potato Products Division are less seasonal, but tend to be higher in the second half of the year, coinciding with the potato harvest and incremental consumer demand.

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations, since we can generally offset the impact of inflation through a combination of productivity gains and price increases over time. However, we had unusual inflationary impacts to our operations at times during the past few years, as we experienced notable inflation for key purchased items such as corn, soybean meal, cheese, natural gas, diesel fuel and packaging materials. The run-up and volatility in these costs over the past few years have made it difficult to pass through all of these costs on a timely basis. Although we have variable pass-through pricing contracts in place with many of our customers, the delay in the reset mechanisms (often 1 to 3 months) impacts the timing of pass-through price increases. In addition, the pricing mechanisms do not always cover the full range of cost increases related to items such as transportation and packaging costs. Due to the significance of the increases resulting from the pass-through items, it is sometimes difficult to pass on these additional costs to customers in a timely manner, which can impact profitability in periods of significant run-ups. However, due to the high percentage of our variable-pricing contracts and the shorter duration of our remaining fixed-price contracts, our pricing tends to catch up and equalize those fluctuations over time. The most significant impact of input cost volatility is the variation in quarterly results that can occur due to the pricing lag.

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

The cash flow of approximately $123.2 million provided by operating activities in the year ended December 31, 2011 reflects cash earnings generation and a small decrease in working capital. Other uses were the payment of the arranger fees and other third-party refinancing costs related to the February 2011 debt refinancing and increased interest costs. The cash flow of approximately $71.3 million provided by operating activities in the six-month period ended January 1, 2011 primarily reflects cash generation despite increased interest costs. The Company has a significantly higher level of non-cash depreciation and amortization associated with the 2010 merger. The Predecessor had cash flows provided by operating activities of $43.8 million in the six-month period ended June 26, 2010.

The cash flow of approximately $46.1 million used in investing activities in the year ended December 31, 2011 is substantially all capital expenditures. Additionally, in November 2011, we invested an additional $500,000 in our China joint venture. In June 2011, we were required to increase, by $350,000 the level of guarantee required by our insurance carrier to be held in an escrow collateral money market account, classified as restricted cash in “long-term other assets.” Reflected in our cash flows used in investing activities for the six-month period ended January 1, 2011 is the consideration paid for the merger, net of cash acquired, and capital expenditures. The investments in capital spending were lower in the year ended December 31, 2011, the Company’s 2010 six-month period ended January 1, 2011 and the Predecessor’s 2010 six-month period ended June 26, 2010 spending levels, compared to the year ended January 2, 2010, which reflected higher infrastructure and equipment purchases for the new potato products facility.

Cash flow of approximately $53.7 million used in financing activities for the year ended December 31, 2011 reflects debt payments, proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to parent. Cash flow provided by financing activities for the six-month period ended January 1, 2011 reflect the issuance of the term B loan and senior notes to finance the 2010 merger and the inflow of funds for the issuance of common stock of MFI Holding and the subsequent capital contribution down to its wholly owned subsidiary Michael Foods Group, Inc., less the dividend to parent to cover its costs related to the transaction. Cash flows used in financing activities for the six-month period ended June 26, 2010 reflect prepayment of substantially all of M-Foods Holdings, Inc.’s outstanding debt at the closing of the merger and $6 million of loan proceeds from draws of available funds from a December 2008 variable-rate lease and a November 2009 variable-rate note for equipment purchases at the new potato products facility in Chaska, Minnesota. Reflected in the comparable 2009 period financing activities is the Michael Foods, Inc. May 1, 2009 refinancing.

As a result of the $1.675 billion 2010 merger, Michael Foods Group, Inc. entered into a credit agreement, with Bank of America, N.A. as administrative agent, which provided for availability up to $865 million and consisted of a $75 million revolving line of credit and a $790 million term B loan. On February 25, 2011, the Company completed a refinancing of the credit agreement. The amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provides availability up to $915 million and consists of the following:

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

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate (the 1.75% LIBOR floor in effect at the time) on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate (the 1.25% LIBOR floor in effect at the time) for $150 million more of our variable rate debt. See Market Risk – Commodity Risk Management.

On March 3, 2011, the Company used the proceeds from the expansion of the term B loan to pay a cash dividend of $65 million to its parent MFI Midco Corporation, which paid a dividend to its parent, MFI Holding, which subsequently distributed the dividend to its shareholders.

Concurrently with the June 2010 merger, the Company issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee.

The amended and restated credit agreement requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and senior notes as of December 31, 2011.

We use adjusted EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The last twelve months adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as calculated under the amended and restated credit agreement follows. The combination of the operations of the Company and Predecessor included in the January 1, 2011 column for the last twelve months results in a non-GAAP presentation of that period. However, because of the nature of the add-back items in the computation of adjusted EBITDA displayed below, we believe the combined amount provides an accurate representation of adjusted EBITDA for that period and is in accordance with the credit agreement definitions. The following is a calculation of the minimum interest coverage and maximum leverage ratios under the amended and restated credit agreement:

	Twelve Months Ended
	December 31, 2011		January 1, 2011
(In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$229,978		$227,103
Consolidated Interest Charges (3)	81,985		95,114
Interest Coverage Ratio	2.81	x	2.39	x
Minimum Permitted Interest Coverage Ratio	1.85	x	1.80	x

Calculation of Leverage Ratio:
Funded Indebtedness (4)	$1,267,853		$1,250,484
Less: Cash and equivalents (Maximum $50,000) (1)	(50,000)		(44,805)

	$1,217,853		$1,205,679
Adjusted EBITDA (2)	229,978		227,103
Leverage Ratio	5.30	x	5.31	x
Maximum Permitted Leverage Ratio	7.00	x	7.00	x

(1)	Our actual net debt is $1,199,735 (using cash and equivalents of $68,118) and actual leverage ratio is 5.22x.

(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	December 31, 2011	January 1, 2011
	(Unaudited, in thousands)
Net earnings (loss)	$14,289	$(31,006)
Unrealized (gain) loss on currency transactions (a)	390	(738)

Consolidated net earnings (loss)	14,679	(31,744)
Interest expense	98,189	83,964
Income tax expense (benefit)	(715)	(14,014)
Depreciation and amortization	97,246	85,771
Non-cash and stock option compensation	1,947	36,802
Cash expenses incurred in connection with the transaction	4,760	14,730
Business optimization project expense	2,830	0
Realized (gain) loss upon the disposition of property not in the ordinary course of business	(30)	(623)
Equity sponsor management fee	2,300	2,208
Non-cash purchase accounting adjustments	0	17,928
Fees and expenses in connection with the exchange of the 9.75% senior notes	351	0
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	670	603
Non-cash other expenses (b)	3,275	0
Unrealized (gain) loss on swap contracts	949	240
Loss attributable to the early extinguishment of indebtedness	3,527	31,238

Adjusted EBITDA, as defined in the credit agreement	$229,978	$227,103

(a)	The unrealized (gain) loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.

(b)	The non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in the current year as it was not material to any prior period impacted or to the current period.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended December 31, 2011	Six Months Ended January 1, 2011
	(Unaudited, in thousands)
Gross interest expense	$98,563	$53,254
Minus:
Amortization of financing costs	10,078	5,697
Non-cash mark-to-market on interest rate swaps	6,500	0

Consolidated interest charges	$81,985	$47,557

For the period ended January 1, 2011, use six month period multiplied by two		2

		$95,114

(4)	Funded Indebtedness was as follows:

	December 31, 2011	January 1, 2011
	(Unaudited, in thousands)
Revolving line of credit	$0	$0
Term loans	806,800	780,025
Senior notes	430,000	430,000
Insurance bonds	1,275	1,629
Guarantee obligations (see Debt Guarantees below)	12,746	15,098
Capital leases	10,379	15,145
Standby letters of credit	350	350
MFI Food Canada, Ltd. note payable	1,615	2,200
Northern Star Co. note payable	4,688	6,037

	$1,267,853	$1,250,484

Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,275)	$(1,629)
Guarantee obligations (see Debt Guarantees below)	(2,704)	(3,601)
Standby letters of credit	(350)	(350)
Original issue discount on term B loan	(12,435)	(15,722)

	(16,764)	(21,302)

Long-term debt, including current maturities	$1,251,089	$1,229,182

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility (see Capital Spending below). The lease agreement matures on December 30, 2014. As of December 31, 2011, the outstanding balance was $9.8 million and had an effective interest rate of 3.8%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of December 31, 2011, the outstanding balance was $4.7 million and had an effective interest rate of 3.7%.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought. At December 31, 2011, we had $75 million of funds available on our revolving line of credit.

Contractual Obligations

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments as of December 31, 2011 for the years subsequent to 2011, are as follows:

	Payments Due by Period (In thousands)
Contractual Obligations (3)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,253,145	$5,463	$7,960	$18,668	$1,221,054
Capital lease obligations	10,845	4,951	5,894	0	0
Operating lease obligations	42,374	5,205	9,552	8,837	18,780
Purchase obligations (2)	1,844,819	345,833	524,782	425,886	548,318
Interest on variable rate debt	216,896	35,393	71,305	69,985	40,213
Interest on fixed rate debt and other	274,795	42,647	84,897	84,312	62,939

Total	$3,642,874	$439,492	$704,390	$607,688	$1,891,304

(1)	Variable and fixed-rate debt interest obligations are included elsewhere in the table.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Hence, most of our purchase obligations are subject to notable market price risk.
(3)	The Company does not have any current obligations related to uncertain tax positions. Due to the uncertainty of the nature of its long-term positions, the Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the tax liability of $4.1 million is excluded from the preceding table. See Note D to our consolidated financial statements.

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 62% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. Two egg suppliers each provide more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers under existing contracts will approximate $267.9 million in 2012, $221.1 million in 2013, $208.8 million in 2014, $204.7 million in 2015, and $177.6 million in 2016. The 2012 amount represents approximately 37% of our anticipated total egg requirements for the year. In addition, we have contracts to purchase potatoes that expire in 2012. These contracts will supply approximately 44% of the Refrigerated Potato Products Division’s raw potato needs in 2012. One potato supplier is expected to provide more than approximately 23% of our 2012 potato requirements. We purchase our cheese from numerous vendors on the open market at prevailing market prices. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming years.

Capital Spending

We invested approximately $45.2 million in capital expenditures in 2011, $42.9 million in 2010 and $64.1 million in 2009. For each of these years, capital expenditures related to expanding capacity for higher value-added products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Throughout 2009 and into the first half of 2010, a major new project was the replacement of the Northern Star Co. potato plant in Minneapolis with a new plant in Chaska, Minnesota. The new building was purchased in December 2008 and converted to a food processing facility that has greater processing efficiencies and capacity than our Minneapolis facility, which has been shut down and is currently for sale. Capital spending of approximately $45 million is planned for 2012 and is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Debt Guarantees

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million (annual rate of interest of 7.6%) guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at December 31, 2011 was approximately $12.7 million.

Insurance

We maintain property, casualty, product liability and other general insurance programs, which we expect will have little change in premiums. We have experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, accrued promotion costs, accruals for insurance, accruals for environmental matters, valuation of financial instruments and income tax regulations. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We estimate the uncollectibility of our accounts receivable and record an allowance for uncollectible accounts. In determining the adequacy of the allowance, we analyze the value of our customers’ financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Goodwill, Customer Relationships and Other Intangibles

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends.

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (e.g., trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of market value compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less then the carrying value of the related asset. Goodwill impairment testing is a two-step process performed at the reporting unit level. The Company’s reporting units represent our operating divisions: Egg Products, Refrigerated Potato Products and Crystal Farms. We first measure the fair value of the reporting unit and our estimates of fair value are based on multiples of adjusted EBITDA; we also consider food industry market comparables in determining the estimated multiple. This fair value is then compared with the carrying amount of the unit; the carrying value is based on the assets and liabilities associated with the operations of that reporting unit, including goodwill. If fair value is below the carrying value, we will perform the second step of the assessment of the fair value following guidance within the Accounting Standards Codification. Each reporting unit’s goodwill was based on the value of the Company determined in the June 2010 merger. As of December 31, 2011, none of our goodwill, customer relationships or other intangible assets were impaired.

Accrued Promotion Costs

The amount and timing of expense recognition for customer promotion activities involve management judgment related to estimated participation, performance levels, and historical promotion data and trends. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and do not require highly uncertain long-term estimates.

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to estimate this accrual.

Accruals for Insurance

We are primarily self-insured for our medical and dental liability costs. We maintain high-deductible insurance policies for our workers compensation, general liability and automobile liability costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning medical, dental, workers compensation, general liability and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future rates, including inflation (particularly for medical costs), litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Accruals for Environmental Matters

We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Accruals are adjusted periodically as assessment and remediation efforts progress or when additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.

Financial Instruments

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts, which are classified as derivatives along with other instruments relating primarily to corn, soybean meal, cheese, energy related needs and interest rates. The fair value of these financial instruments is based on estimated amounts, which may fluctuate with market conditions.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Due to the size of our temporary differences, a change in enacted state tax laws, changes in the composition of our companies that file in a particular state, or changes in state apportionment factors can have a significant impact on our deferred tax provision and therefore on our overall effective tax rate for the current period. Likewise, the size of our temporary differences and their expected reversals generally result in our cash taxes being significantly more than tax expense reported in our consolidated financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized. We are included in a consolidated federal income tax return with MFI Holding. State income taxes are generally filed on either a combined or separate company basis.

When evaluating our tax positions, we account for the uncertainty in income taxes in our consolidated financial statements. The evaluation of a tax position under applicable accounting rules is a two-step process, the first step being recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate which requires us to use judgment and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.

As our stock is not publicly traded, we estimate our future stock price volatility using the historical volatility of five publicly traded comparative companies in our industry over the expected term of the option. If all other assumptions are held constant, a one percentage point increase in our fiscal 2011 volatility assumption would increase the grant-date fair value of our Class A 2011 option awards by 2%. Our expected term represents the period of time that options granted are expected to be outstanding, based on historical data to estimate option exercise and employee termination within the valuation model. An increase in the expected term by one year, leaving all other assumptions constant, would increase the grant date fair value of our Class A 2011 option awards by 8%. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

The assumptions used for the Black-Scholes option-pricing model were as follows:

2011
Risk-free interest rate	1.51%-1.87%
Expected term (in years)	5
Expected volatility	32.78%-32.96%
Expected dividends	None

To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options.

Recent Accounting Pronouncements

See Note A to the consolidated financial statements for discussion on recent accounting pronouncements.

Market Risk

Commodity Risk Management

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts, where practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations, nor do we use instruments where there are not underlying exposures.

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our hens, which produce approximately 27% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of our operations.

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•

We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts that we have with our customers with the percentage of raw materials procured on a variable basis. This matching of our variable-priced procurement contracts with variable-priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable-pricing contracts that are priced off the same index used to purchase shell and liquid eggs, compared to the longer duration fixed-price contracts of the past. Over the past several years, we have transitioned a significant number of our customers to variable-price contracts. This transition has allowed us to regularly adjust our pricing to reflect our current cost structure and it provides the customer with more transparency to their costs. To the extent that the contracts are based upon grain inputs, we try to cover a majority of the grain needed to supply that volume from either internal egg production or third-party procurement contracts, which are generally priced based upon grain indexes. The goal of this activity is to protect against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs, but there is no assurance that our risk management activities will provide sufficient protection from price fluctuations. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

•

We attempt to limit our exposure to fixed-price agreements due to the unprecedented volatility in grain costs the past few years. We try to limit fixed-price contracts to one year or less in duration and typically hedge the grain costs associated with them to lock in the negotiated margin.

•

We are continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and we generally have the ability to pass through to customers certain cost increases related to our higher value-added egg products.

We analyzed the estimated exposure to market risk associated with corn and soybean meal futures contracts. These futures contracts had a notional value of $60.5 million for open commodity positions at December 31, 2011. Market risk of $6.1 million is estimated as the potential loss in fair value on the open futures contracts resulting from a hypothetical 10% adverse change in commodity prices.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage, when appropriate. At December 31, 2011, we had futures contracts for natural gas to cover approximately 41% of our estimated annual usage for 2012. At December 31, 2011 the notional value of the futures contracts for natural gas was approximately $2.6 million, with a market risk of $0.3 million. We also partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. At December 31, 2011, we had futures contracts for transportation-related fuel to cover approximately 26% of our estimated annual usage for 2012. At December 31, 2011 the notional value of the futures contracts for transportation-related fuel was approximately $5.8 million, with a market risk of $0.6 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Additionally, there is market risk with interest rates. Debt obligations under our amended and restated credit agreement of approximately $807 million carry a variable rate of interest. The interest paid on these obligations will float with changes in LIBOR interest rates. However, the credit agreement includes a floor on LIBOR contracts of 1.25%. A change in the interest rate on this debt could impact our earnings. The effect on pretax earnings in the next twelve months resulting from a hypothetical 1% increase to interest rates would approximate $8.1 million to the extent it exceeds our LIBOR floor. At the current rates, a 1% increase would not impact our expense materially as 90-day LIBOR rates are currently approximately 0.48%.

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

Additional information is provided in notes to the consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk, above.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15 herein.

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 13, 2011, the Audit Committee of our Board of Directors (the “Audit Committee”) approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm.

The reports of PwC on Michael Foods’ consolidated financial statements for the fiscal periods ended January 1, 2011, June 26, 2010 and January 2, 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During Michael Foods’ fiscal periods ended January 1, 2011, June 26, 2010 and January 2, 2010 and through October 13, 2011, there were (i) no “disagreements” as such term is described in Item 304(a)(1)(iv) of Regulation S-K with PwC on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years and (ii) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee conducted a competitive process to select a firm to serve as independent registered public accounting firm for Michael Foods Group, Inc. (“Michael Foods”). As a result of this process and following careful deliberation, on October 13, 2011 the Audit Committee approved the appointment of Ernst & Young LLP (“E &Y”), as Michael Foods’ independent registered public accounting firm for the fiscal year ending December 31, 2011. A Current Report on Form 8-K was filed by us with the SEC on October 18, 2011 regarding this change.

During Michael Foods’ fiscal periods ended January 1, 2011, June 26, 2010 and January 2, 2010 and through October 13, 2011, Michael Foods has not consulted E &Y on any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of regulation S-K.

ITEM 9A—CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
James E. Dwyer, Jr.	53	Chief Executive Officer, President and Director
Mark W. Westphal	46	Chief Financial Officer and Senior Vice President
Carolyn V. Wolski	54	Vice President, General Counsel and Secretary
Thomas J. Jagiela	55	Senior Vice President — Operations and Supply Chain
Mark B. Anderson	51	Vice President, General Manager — Retail
Michael A. Elliott	42	Vice President, General Manager — Foodservice
S. Vincent O’ Brien	58	Vice President, General Manager — Food Ingredient and International
Adrian M. Jones (1)	48	Chairman of the Board of Directors
Nicole V. Agnew (2)	34	Director
Leo F. Mullin (2)	68	Director
Gregg A. Ostrander (2)	59	Director
Oliver D. Thym (1)	39	Director
Kent R. Weldon (1)	44	Director

(1)	Member of our Compensation Committee.
(2)	Member of our Audit Committee.

James E. Dwyer, Jr. is our Chief Executive Officer and President and was hired into those positions in October 2009. He was elected as a director of Michael Foods, Inc. in December 2009 and became a member of MFI Holding’s board of directors following the completion of the merger. Previously Mr. Dwyer held various executive positions with Ahold USA, a division of Ahold N.V., from January 2008 through October 2009. He was President of Single Step Consulting, Inc. from October 2006 through December 2007 and was President, Global Bath and Kitchen Products, for American Standard Companies from 2004 through October 2006. Prior to that, Mr. Dwyer was President of Tropicana Products, a division of Pepsico. He began his career at Procter and Gamble and Kraft Foods, Inc.

Mark W. Westphal is our Chief Financial Officer and Senior Vice President, positions held since January 1, 2008. He was Senior Vice President-Finance in 2007. Mr. Westphal has served us in various financial positions within the Company since 1995.

Carolyn V. Wolski is our Vice President, General Counsel and Secretary. Ms. Wolski joined the Company as General Counsel in October 2008 and was elected Secretary and Vice President in 2009. Prior to joining us she was a shareholder in the Minneapolis law firm of Leonard, Street and Deinard, PA. She was with that law firm since 1988.

Thomas J. Jagiela is our Senior Vice President-Operations and Supply Chain, a position held since his hiring in March 2008. From 2005 to 2008 he was Executive Vice President and Chief Operating Officer of Nellson Nutraceutical, Inc. a food co-packer. Previously Mr. Jagiela held various manufacturing-related positions at Pillsbury, Inc. and General Mills, Inc.

Mark B. Anderson is our Vice President and General Manager-Retail, a position he has held since 2002. Mr. Anderson is also the President of the Crystal Farms Division, a position he has held since 2004. From 1995 to 2002, Mr. Anderson held various management positions within the Crystal Farms division.

Michael A. Elliott is our Vice President and General Manager-Foodservice, a position he has held since 2005. Mr. Elliott joined Michael Foods in 1995 and has held various sales positions, most recently as Vice President of Foodservice Sales.

S. Vincent O’Brien is our Vice President and General Manager-Food Ingredient and International, a position he has held since 2005. Mr. O’Brien joined Michael Foods as Vice President and General Manager of Foodservice in 2002. From 1999 to 2001, Mr. O’Brien was President of KBC Trading and Processing Company, a division of ConAgra Foods. From 1994 to 1999, Mr. O’Brien served as Vice President — International, Trading and Processing Division, ConAgra Foods.

Adrian M. Jones became a member of the MFI Holding board of directors following the completion of the merger. Mr. Jones has been with Goldman, Sachs & Co. since 1994 and is a Managing Director in the Merchant Banking Division in New York where he focuses on consumer-related and healthcare investment opportunities and sits on the Global Investment Committee. Mr. Jones is currently a director on the boards of Biomet, Inc., Dollar General Corporation, Education

Management Corporation, HealthMarkets, Inc. and Signature Hospital, LLC, and previously served as a director on the boards of Autocam Corporation from 2004 to 2007 and Burger King Holdings, Inc. from 2002 to 2008. Mr. Jones holds an M.B.A. from Harvard Business School, and B.A. from University College, Galway, Ireland. He was chosen as a director based on his experience, particularly his depth of experience with privately-held companies and private-equity financing.

Nicole V. Agnew became a member of the MFI Holding board of directors following the completion of the merger. Ms. Agnew has been with Goldman, Sachs & Co. since 2005; she is a Managing Director of Goldman, Sachs & Co. and works in the Merchant Banking Division in New York where she focuses on consumer-related and industrial investment opportunities. Ms. Agnew is currently a director on the boards of Kenan Advantage Group, Sensus and Apple America Group. Prior to joining Goldman Sachs, Ms. Agnew worked from 1999 to 2003 in the investment banking division of Merrill Lynch in New York. Ms. Agnew holds a A.B. degree from Harvard University. She was chosen as a director based on her interest and experience with consumer-related investments and her knowledge of strategy financing in mergers and acquisitions.

Leo F. Mullin became a member of the MFI Holding board of directors following the completion of the merger. Mr. Mullin serves as a Senior Advisor, on a part-time basis, to GS Capital Partners, including board service on companies in which GS Capital Partners has invested. Mr. Mullin is a director of the publicly held companies Johnson & Johnson, ACE, Ltd., Education Management Corporation and previously served as a director of BellSouth Corporation from 1998 through 2006. He is Chairman of the Board of Directors of the Juvenile Diabetes Research Foundation. From 1997 to 2004, Mr. Mullin served as the Chief Executive Officer, and from 1999 to 2004, the Chairman, of Delta Airlines. Delta Airlines subsequently filed for bankruptcy protection in September 2005. Mr. Mullin holds M.B.A., M.S., and A.B. degrees from Harvard University. Mr. Mullin was chosen as a director based on his exposure, through his service as Chairman and Chief Executive Officer of one of the nation’s largest airlines, to a broad array of complex business and regulatory issues. Additionally, his long career in the banking industry provides background on organizational and operational management and financial matters.

Gregg A. Ostrander, previously a member of the Michael Foods, Inc. board of directors, became a member of the MFI Holding board of directors following the completion of the merger. Prior to the merger, Mr. Ostrander served as Executive Chairman of the Board, a position held since January 1, 2008. He held the office of Chief Executive Officer from 1994 through 2007 and from April 2009 through October 2009. He was President from 1994 through January 2006 and August 2006 through April 2007. Mr. Ostrander has been a director of Michael Foods since 1994, serving as Chairman from 2001 until the merger. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer, and Carlisle Companies Inc., a construction materials firm. Mr. Ostrander was a director of Birds Eye Foods, Inc., a food company, from 2003 to 2009. Mr. Ostrander was chosen as a director based on his first-hand knowledge of Michael Foods, Inc., including its history and growth dating back over 15 years.

Oliver D. Thym became a member of the MFI Holding board of directors following the completion of the merger. Mr. Thym has been with Goldman, Sachs & Co. since 1999 and is a Managing Director in the Merchant Banking Division in New York where he focuses on consumer-related and healthcare investment opportunities. Mr. Thym is currently a director on the board of Acosta, Inc., CCC Information Services Inc., and Contech Construction Products Holdings, Inc., as well as an observer on several other boards. He holds an M.B.A. from Stanford Graduate School of Business, and a B.A., with distinction, from Cornell University. Mr. Thym was chosen as a director based on his knowledge of financing and his experience in overseeing companies in the Goldman Sachs Capital Partners private-equity portfolio.

Kent R. Weldon, previously a member of the Michael Foods, Inc. board of directors, became a member of the MFI Holding board of directors following the merger. Mr. Weldon has been with Thomas H. Lee Partners, L.P. since 1995 and previously from 1991 to 1993 and is a Managing Director. Mr. Weldon was a director of CC Media Holdings, Inc. from 2008 to 2010, a director of Nortek, Inc. from 2004 to 2009, a director of CMP Susquehanna Corp. and CMP Susquehanna Holdings Corp. from 2006 to 2008, and a director of FairPoint Communications, Inc. from 2000 to 2007. He holds an M.B.A. from Harvard Business School, and a B.A., summa cum laude, from the University of Notre Dame. Mr. Weldon was chosen as a director based on his knowledge of Michael Foods, Inc., as well as his experience with the management of companies in the Thomas H. Lee Partners private-equity portfolio.

Report of the Audit Committee

The Audit Committee reviews the Company’s consolidated financial statements, financial reporting process and internal control over financial reporting on behalf of the Board of Directors (the “Board”).

The Committee meets with management periodically to consider, among other things, the adequacy of the Company’s financial disclosures and internal control over financial reporting. The Committee discusses these matters with the Company’s independent registered public accounting firm, Ernst & Young LLP, and with appropriate Company financial personnel, including the Company’s internal auditor.

The Committee also appoints the independent registered public accounting firm, approves the scope of its audit services, approves the performance of non-audit services by the independent registered public accounting firm, and periodically reviews its performance and independence from management.

The Board has adopted a written charter that describes the functions of the Audit Committee. Each year, we review the actions required to be taken by the Audit Committee under the charter, confirm that they have been taken, and report the same to the full Board.

Management has primary responsibility for the Company’s consolidated financial statements and the overall reporting process, including the Company’s system of internal controls. The independent registered public accounting firm audits the annual consolidated financial statements prepared by management, expresses an opinion as to whether those consolidated financial statements fairly present the consolidated financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles and discusses with us any issues they believe should be raised with us.

We have reviewed the Company’s audited consolidated financial statements and met with both management and Ernst & Young LLP to discuss these financial statements. Management has represented to us that these financial statements were prepared in accordance with United States generally accepted accounting principles. We also considered the report of the independent registered public accounting firm.

We have also reviewed management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management has represented to us that the Company’s internal control over financial reporting was effective as of December 31, 2011.

We have received from and discussed with Ernst & Young LLP (“E&Y”) the written disclosures and the letter required by the Public Company Accounting Oversight Board Rule 3526, related to the independence of E&Y. We have also considered the compatibility of non-audit services with the independence of E&Y. In addition, we discussed with E&Y any matters required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90, Communication with Audit Committees.

Based on our review and discussions described above, we recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Leo F. Mullin, Chairperson

Nicole V. Agnew

Gregg A. Ostrander

Audit Committee Financial Expert

The Board of Directors is satisfied that the members of our Audit Committee each have sufficient expertise and business and financial experience necessary to perform their duties as the Company’s audit committee effectively. As such, no one member of our audit committee has been named by our Board of Directors as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Code of Ethics

We have a Business Conduct Policy that applies to all of our employees. We have determined that this policy complies with Item 406 of Regulation S-K. We will provide, without charge, a copy of the Business Conduct Policy to any person who so requests in writing. Written requests may be made to Michael Foods Group, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, Minnesota 55305; Attention: Secretary. Our Internet website at www.michaelfoods.com also contains the Business Conduct Policy.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations, and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the Compensation Committee of our

Board of Directors, which is composed of three members. The Committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs, and administers their application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and Chief Financial Officer are determined by their employment agreements with the Company, as further discussed below. The Committee generally meets twice yearly.

Compensation Philosophy and Objectives

We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our equity holders. Our current executive compensation program is mainly focused on EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our credit agreement) growth.

Our goal is to provide overall compensation (assuming that targeted levels of performance are achieved) that is at least above the median compensation of comparable companies. The elements of compensation included in any competitive analysis generally are base salaries, annual cash incentive opportunities, and long-term incentives in the form of stock options and direct equity ownership.

Each year, our management provides the Compensation Committee with historical and prospective breakdowns of the total compensation components for each executive officer. Our decisions regarding compensation for our executive officers are based primarily upon our assessment of each individual’s performance and potential to enhance long-term equity holder value. We rely upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Factors affecting our judgment include performance compared to goals established for the individual and the Company at the beginning of the year and/or over a multi-year period, the nature and scope of the executive’s responsibilities, and their effectiveness in leading our initiatives to achieve corporate goals.

When we make executive compensation decisions, we review individual performance and corporate performance. The Compensation Committee measures performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to our goals, as well as achievement of their individual goals, and makes a recommendation to the Compensation Committee with respect to any merit increase in salary and stock option grants for each member of the executive team, other than himself. Annual incentive opportunity is set forth at the start of each year, with the actual payment determined upon the relative achievement of our annual EBITDA target, which was $240 million for fiscal year 2011. Incentive payments are formula-driven using a pre-established grid (i.e., percentages over or under the target EBITDA level for the year). The Committee has discretion to adjust the formula-derived incentive payments to take into account unusual factors that may have inhibited, or enhanced, achievement of the annual EBITDA target. The Compensation Committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to our corporate goals and achievement of his or her individual goals.

Role of Executive Officers and Compensation Consultants

Our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it, but has not done so in recent years, other than relative to executive recruitment matters.

Principal Elements of Executive Compensation

Our executive compensation program consists of the three components discussed below. In general, the Compensation Committee’s determination with regard to one component does not affect its determinations with regard to the other components.

Base Salaries. The minimum annual base salaries of our Chief Executive Officer and Chief Financial Officer are established under employment agreements, as described elsewhere herein. These agreements are negotiated with the Compensation Committee, but give consideration to the scope of each executive’s responsibilities, taking into account competitive market compensation based on occasional market surveys and salaries paid by comparable companies for similar positions. We conduct performance reviews of our employees, including our executive officers, annually. Based on the performance assessments, and considering changes in salaries provided comparable personnel of companies with whom we compete for management talent, any changes in job duties and responsibilities and our overall financial results, we make adjustments, usually on an annual basis, in base salary rates.

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2011, the Compensation Committee approved an annual EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our relative achievement of this target. Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an EBITDA level relatively consistent with our annual operating plan. We do not use any mitigating incentive compensation features (such as claw-backs, bonus banks, or multi-year performance-driven criteria). Our incentive awards are based only on annual EBITDA target achievement and are paid in cash in the following year. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2011 were made on March 15, 2012.

The Compensation Committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2011 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

Long-Term Incentive Compensation. Generally, a significant stock option grant is made in the year when an executive officer commences employment. The Chief Executive Officer makes a recommendation relative to each individual under consideration for a stock option grant, other than for themselves. The size of each grant is generally set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for equity ownership based upon past grant guidelines, the individual’s position with us and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion based upon past grant levels for comparable positions, the individual’s potential to contribute to the growth of the Company’s business, and the individual’s potential for future promotion or to otherwise take on additional management responsibilities, as well as to induce a candidate’s acceptance of a position given the competition for management talent.

When a new executive officer is hired, an option grant will typically be made at the first regularly scheduled meeting of the Compensation Committee after the officer commences employment or by the Committee’s consent resolution. The exercise price of stock options is always equal to the price of our common stock, as determined by the Compensation Committee, as there is no public market for our equity.

Subsequent option grants may be made at varying times and in varying amounts at the discretion of the Compensation Committee based upon the input of the Chief Executive Officer. Historically, they have been made upon the adoption of a new equity incentive plan coinciding with a change in control and then subsequently during our annual performance reviews in January or February. Changes in titles and responsibilities are considered when follow-on options are granted, as are other considerations taken into account in making grants when employment commences. Generally, option awards vest over five years, on a pro rata basis, and the number of shares for which options are awarded be sufficient to provide the recipient with a meaningful incentive to remain in our employment on an on-going basis.

Executives may also be given an opportunity to invest in the Company directly. The level of equity investment opportunity is based upon the executive’s responsibilities and value to us, and his or her perceived ability to enhance equity values over time.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other employees. The Chief Executive Officer and Chief Financial Officer have their income tax preparation expenses paid by us. Our use of perquisites as an element of compensation is limited and is largely based on our historical practices and policies. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that they can be used in conjunction with our general compensation program to attract, motivate and retain desirable managers in a competitive environment.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Adrian M. Jones, Chairperson

Oliver D. Thym

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	(1) Bonus	(2) Option Awards	(3) Non- equity Incentive Plan	(4) Change in Pension Value and Non- qualified Deferred Comp- ensation	(5) All Other	Total
James E. Dwyer, Jr. (6)	2011	$750,000	$0	$0	$140,625	$0	$43,232	$933,857
President and Chief	2010	750,000	1,750,000	2,343,459	624,975	0	21,535	5,489,969
Executive Officer	2009	144,231	250,000	0	144,231	0	0	538,462
Mark W. Westphal	2011	$450,000	$0	$0	$73,125	$0	$12,140	$535,265
Senior Vice President and	2010	450,000	0	937,385	345,015	2,249	157,556	1,892,205
Chief Financial Officer	2009	311,538	0	0	364,780	4,125	10,721	691,165
Thomas J. Jagiela	2011	$299,462	$0	$0	$36,504	$0	$14,062	$350,029
Senior Vice President—	2010	290,425	0	266,635	166,995	0	79,700	803,755
Operations and Supply Chain	2009	290,442	0	0	205,139	0	11,773	507,354
Carolyn V. Wolski	2011	$254,775	$0	$0	$31,057	$0	$11,682	$297,515
Vice President, General Counsel	2010	242,901	0	218,721	139,668	0	11,608	612,898
and Secretary	2009	242,915	0	0	171,571	0	3,236	417,722
Mark B. Anderson	2011	$240,143	$0	$0	$39,023	$0	$11,515	$290,681
Vice President and GM —	2010	233,022	0	429,633	178,658	4,688	11,542	857,544
Retail, President, Crystal Farms	2009	233,380	0	0	219,774	8,596	10,563	472,313

(1)	Mr. Dwyer received a bonus in 2010 upon the consummation of the merger of $1,750,000 and in 2009 a sign-on bonus of $250,000 upon hiring.
(2)	Aggregate grant date fair value of options granted. Please see the Grants of Plan-Based Awards and the Outstanding Equity Awards table for detail regarding stock option grants. Please also see Note I to the consolidated financial statements for assumptions used. In March 2011, MFI Holding Corporation repriced the options outstanding related to the March 2011 dividend paid to its shareholders. The option plan contains anti-dilution provisions so there was no impact on the fair value at the repricing. The performance-vesting Classes B through D options only vest and become exercisable upon a liquidity event as defined in the plan. Assuming a liquidity event with a price per share that is equal to the the return on initial investment threshold, there is no grant date fair value as all exercise prices exceed the threshold level for the perfomance- vesting options.
(3)	Payments for 2011, 2010 and 2009 performance were made in the following March under our incentive plans.
(4)	The amounts in this column reflect amounts recorded by the Predecessor for accounting purposes in connection with the M-Foods Holdings, Inc. 2003 Deferred Compensation Plan, which was terminated June 29, 2010. While an 8% return was recorded on funds contributed to the Deferred Compensation Plan for accounting purposes, the proceeds that the individuals listed in this table actually received were determined based on the amount of distributions to the holders of Class A Units of Michael Foods Investors, LLC. The amounts reflected in this column represent the difference between the 8% recorded return and 5.88%, which percentage is equal to 120% of the 4.9% federal long-term interest rate as of the adoption of the Deferred Compensation Plan.
(5)	Reflects the value of contributions made under the Retirement Savings Plan (a defined contribution plan) and the value of life insurance premiums paid by us. For Mr. Dwyer, the 2011 amount includes $30,506 for commuting travel costs and reimbursement for personal country club dues. Also, the 2010 amounts for Mr. Westphal and Mr. Jagiela include the value of earnings paid on stock options not factored into the grant date fair value due to acceleration of vesting upon the June 2010 change in control of $147,666 and $67,711, respectively.
(6)	James E. Dwyer, Jr. was hired in late October 2009.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Option Grant	(1) Number of Securities Underlying	Option Exercise	Grant Date
	Threshold	Target	Maximum	Date	Options	Price	Fair Value
James E. Dwyer, Jr.
Executive Officer Incentive Plan	$51,136	$562,500	$750,000
Performance-vesting Class B				5/11/2011	563.36	$4,191.42	0
Performance-vesting Class C				5/11/2011	498.54	$5,677.41	0
Performance-vesting Class D				5/11/2011	592.73	$6,668.07	0
Mark W. Westphal
Executive Officer Incentive Plan	$27,179	$298,969	$459,952
Performance-vesting Class B				5/11/2011	225.35	$4,191.42	0
Performance-vesting Class C				5/11/2011	199.41	$5,677.41	0
Performance-vesting Class D				5/11/2011	237.12	$6,668.07	0
Thomas J. Jagiela
Executive Staff Incentive Plan	$13,611	$149,719	$230,337
Performance-vesting Class B				5/11/2011	70.42	$4,191.42	0
Performance-vesting Class C				5/11/2011	62.32	$5,677.41	0
Performance-vesting Class D				5/11/2011	74.10	$6,668.07	0
Carolyn V. Wolski
Executive Officer Incentive Plan	$11,655	$128,204	$197,236
Performance-vesting Class B				5/11/2011	52.58	$4,191.42	0
Performance-vesting Class C				5/11/2011	46.53	$5,677.41	0
Performance-vesting Class D				5/11/2011	55.33	$6,668.07	0
Mark B. Anderson
Executive Officer Incentive Plan	$14,553	$160,083	$246,282
Performance-vesting Class B				5/11/2011	103.28	$4,191.42	0
Performance-vesting Class C				5/11/2011	91.39	$5,677.41	0
Performance-vesting Class D				5/11/2011	108.68	$6,668.07	0

(1)	Stock options are granted by MFI Holding Corporation, but are accounted for by us. See the discusssion below regarding the MFI Holding Corporation 2010 Equity Incentive Plan vesting provisions. In accordance with guidance within ASC 718, the performance-based awards have a grant date fair value of zero based on our valuation conclusion on probable outcome.

Outstanding Equity Awards at December 31, 2011 (1)

	Option Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
James E. Dwyer, Jr.
Time-vesting-Class A	800.06	3,200.26		$1,714.77	7/30/2020
Performance-vesting Class B	0		6,984.68	$4,191.42	7/30/2020
Performance-vesting Class C	0		2,982.44	$5,677.41	7/30/2020
Performance-vesting Class D	0		2,232.02	$6,668.07	7/30/2020
Performance-vesting Class B	0		563.36	$4,191.42	5/11/2021
Performance-vesting Class C	0		498.54	$5,677.41	5/11/2021
Performance-vesting Class D	0		592.73	$6,668.07	5/11/2021

Mark W. Westphal
Time-vesting-Class A	320.02	1,280.11		$1,714.77	7/30/2020
Performance-vesting Class B	0		2,793.87	$4,191.42	7/30/2020
Performance-vesting Class C	0		1,192.98	$5,677.41	7/30/2020
Performance-vesting Class D	0		892.81	$6,668.07	7/30/2020
Performance-vesting Class B	0		225.35	$4,191.42	5/11/2021
Performance-vesting Class C	0		199.41	$5,677.41	5/11/2021
Performance-vesting Class D	0		237.12	$6,668.07	5/11/2021

Thomas J. Jagiela
Time-vesting-Class A	91.03	364.12		$1,714.77	7/30/2020
Performance-vesting Class B	0		873.09	$4,191.42	7/30/2020
Performance-vesting Class C	0		372.81	$5,677.41	7/30/2020
Performance-vesting Class D	0		279.00	$6,668.07	7/30/2020
Performance-vesting Class B	0		70.42	$4,191.42	5/11/2021
Performance-vesting Class C	0		62.32	$5,677.41	5/11/2021
Performance-vesting Class D	0		74.10	$6,668.07	5/11/2021

Carolyn V. Wolski
Time-vesting-Class A	74.67	298.69		$1,714.77	7/30/2020
Performance-vesting Class B	0		651.90	$4,191.42	7/30/2020
Performance-vesting Class C	0		278.36	$5,677.41	7/30/2020
Performance-vesting Class D	0		208.32	$6,668.07	7/30/2020
Performance-vesting Class B	0		52.58	$4,191.42	5/11/2021
Performance-vesting Class C	0		46.53	$5,677.41	5/11/2021
Performance-vesting Class D	0		55.33	$6,668.07	5/11/2021

Mark B. Anderson
Time-vesting-Class A	146.67	586.72		$1,714.77	7/30/2020
Performance-vesting Class B	0		1,280.53	$4,191.42	7/30/2020
Performance-vesting Class C	0		546.78	$5,677.41	7/30/2020
Performance-vesting Class D	0		409.20	$6,668.07	7/30/2020
Performance-vesting Class B	0		103.28	$4,191.42	5/11/2021
Performance-vesting Class C	0		91.39	$5,677.41	5/11/2021
Performance-vesting Class D	0		108.68	$6,668.07	5/11/2021

(1)	No stock awards were granted or outstanding in 2011.
(2)	The time-vesting Class A options vest 20% per year beginning on the first anniversary of the grant date. The performance-vesting Classes B through D options only vest upon consummation of a liquidity event as defined in the Plan. See the discussion below regarding the MFI Holding Corporation 2010 Equity Incentive Plan vesting provisions.

MFI Holding Corporation Equity Incentive Plan

Effective July 30, 2010, MFI Holding adopted the MFI Holding Corporation Equity Incentive Plan (the “Plan”) to (a) assist the Company and its affiliated companies in recruiting and retaining employees, directors and consultants; (b) provide employees, directors and consultants with an incentive for productivity; and (c) provide employees, directors and consultants with an opportunity to share in the growth and value of the company. The maximum number of shares that may be subject to the Plan is 71,065. At December 31, 2011, there were 9,002 shares remaining available for issuance. Under the form of option agreement used under the Plan, the term of the options commences on the date of grant and expires on the tenth anniversary of the date of grant unless earlier terminated or cancelled. The exercise price per share purchasable under each option will be determined by the Compensation Committee of the MFI Holding Board of Directors; provided, however, that such exercise price shall not be less than the fair market value of the share on the date such option is granted. The Plan includes non-qualified time-vesting and performance-vesting options. The accounting and disclosure for the Plan are included in the notes to our financial statements.

The time-vesting options (Class A) have a service condition and vest 20% on the anniversary date of the grant each year for five years, commencing on the first anniversary date of the grant. They also include a performance condition which is triggered upon the occurrence of a change in control, at which time the option shall, to the extent not then vested, automatically become fully vested and exercisable. Vested options may be exercised in whole or in part at any time and from time to time during the term by giving written notice of exercise. Upon exercise and execution of a Stockholders Agreement between MFI Holding and the grantee, shares will be issued to the grantee. In certain instances, agreed to by the Compensation Committee of the MFI Holding Board of Directors, payment for exercise and applicable withholding may be made with shares (issued or to be issued as part of the exercise), and such shares to be valued at the fair market value on the date of such exercise. All shares received pursuant to time-vesting nonqualified stock option exercises will be subject to the Company’s Stockholders Agreement, which grants the Company a call right with respect to such shares in the event of termination of the holder’s employment.

The performance-vesting awards (Classes B, C and D) include three classes of options, each granted at differing option strike prices. Each class of performance-vesting options, at the classes’ corresponding option strike price, is treated as if it were a separate option, each which may be exercised individually. The performance-vesting options become vested and exercisable with respect to 100% of the aggregate number of the shares only upon the consummation of a liquidity event as defined in the Plan. For purposes of determining whether a liquidity event has occurred, the applicable return on initial investment threshold is a minimum return of two times. The performance-vesting options are forfeited upon termination of employment.

Predecessor Stock Option and Deferred Compensation Plans

The Predecessor had the 2003 Option Plan and the 2003 Deferred Compensation Plan. In conjunction with the merger on June 29, 2010 payments were made to certain of the named executive officers related to the cancellation of the options awarded under the 2003 Option Plan. Certain of the named executive officers also received a distribution payment of the deferred compensation balance under the 2003 Deferred Compensation Plan.

Employment Agreements

General Provisions. The employment agreement with James E. Dwyer, Jr. was effective as of June 29, 2010 and provides for automatic one-year renewals beginning with the second anniversary of the agreement’s effective date. The Dwyer employment agreement provides that Mr. Dwyer’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Dwyer. The Dwyer employment agreement provides that Mr. Dwyer will receive an annual base salary of at least $750,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2011, Mr. Dwyer was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods Executive Officers Incentive Plan. Mr. Dwyer is subject to a noncompetition and nonsolicitation provision within his employment agreement.

The employment agreement with Mark W. Westphal was effective as of June 29, 2010 and provides for automatic one-year renewals beginning with the second anniversary of the agreement’s effective date. The Westphal employment agreement provides that Mr. Westphal’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Westphal. The Westphal employment agreement provides that Mr. Westphal will receive an annual base salary of at least $450,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2011, Mr. Westphal was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods Executive Officers Incentive Plan. Mr. Westphal is subject to a noncompetition and nonsolicitation provision within his employment agreement.

Termination Provisions. The Dwyer employment agreement provides that if Mr. Dwyer’s employment is terminated by his death or disability, Mr. Dwyer, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Dwyer’s current annual base salary and target bonus; assuming current base salary of $750,000, the termination payment would be $2,625,000. In addition, Mr. Dwyer will receive any eligible unpaid welfare benefits.

If Mr. Dwyer’s employment is terminated for cause or he terminates without good reason, Mr. Dwyer will receive his annual base salary through the date of termination and other eligible unpaid welfare benefits. If Mr. Dwyer terminates his employment for good reason, which in all of our executive employment agreements includes, among other things, any diminution in position, authority, duties and responsibilities or any requirement to relocate or travel extensively, or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Dwyer will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid welfare benefits, plus two times the total of Mr. Dwyer’s current annual base salary and target bonus; assuming current base salary of $750,000, the termination payment would be $2,625,000. In addition, Mr. Dwyer will receive for 18 months following the termination date or until such earlier time as Mr. Dwyer becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

The Westphal employment agreement provides that if Mr. Westphal’s employment is terminated by his death or disability, Mr. Westphal, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus the total of Mr. Westphal’s current annual base salary and target bonus; assuming current base salary of $450,000, the termination payment would be $742,500. In addition, Mr. Westphal will receive for one year following the termination date or until such earlier time as Mr. Westphal becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

If Mr. Westphal’s employment is terminated for cause or he terminates without good reason, Mr. Westphal will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Westphal terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Westphal will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus the total of Mr. Westphal’s current annual base salary and target bonus; assuming current base salary of $450,000, the termination payment would be $742,500. In addition, Mr. Westphal will receive for one year following the termination date or until such earlier time as Mr. Westphal becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

The MFI Holding Corporation Equity Incentive Plan has change in control provisions under which named executive officers may, under certain circumstances, receive payment in an amount equal to the excess, if any, of the per share price paid or distributed to stockholders in a change in control transaction over the exercise price of the option. Also, terminated employees forfeit all performance-vesting Class B through D options.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Adrian Jones, Oliver Thyme, and Kent Weldon. The compensation arrangements for our Chief Executive Officer and our Chief Financial Officer were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Goldman Sachs and each executive officer. No Compensation Committee interlock relationships existed in 2011.

Incentive Plans

Each of the named executive officers is a participant in the Michael Foods Executive Officers Incentive Plan or the Michael Foods, Inc. Executive Staff Incentive Plan, which provide for cash bonuses of up to 100% of base salary, subject to our achieving certain financial performance objectives in any given fiscal year. The target goals set forth in these incentive plans change from year to year and are determined by our Compensation Committee.

Director Compensation

All members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings. Members of the Board of Directors, who are also our employees or employees of Goldman Sachs or Thomas H. Lee Partners, L.P., do not receive remuneration for serving as members of the board. Our non-employee outside directors, who are not employees of Goldman Sachs or Thomas H. Lee Partners, L.P., receives a quarterly retainer of $16,250.

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2011 totaled $132,745. The fees earned or paid in cash by us to non-employee outside directors for service as directors for the year ended December 31, 2011 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Mullin	$65,000	$0	$65,000
Mr. Ostrander	65,000	0	65,000
Mr. Jones	0	0	0
Ms. Agnew	0	0	0
Mr. Thyme	0	0	0
Mr. Weldon	0	0	0

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Michael Foods Group, Inc. is a corporation whose securities are 100% held by MFI Midco Corporation. MFI Midco Corporation is a corporation whose securities are 100% held by MFI Holding.

The following table sets forth information, as of March 30, 2012, concerning the beneficial ownership of MFI Holding common stock by: (i) each person or entity owning more than five percent of the outstanding MFI Holding common stock and (ii) each stockholder of MFI Holding’s board of directors, each of our named executive officers for whom information is provided in Item 11 hereof and all members of the board of directors and executive officers as a group. MFI Holding’s outstanding stock consists of 243,448.77 shares of common stock. To our knowledge, each of these stockholders has sole voting and investment power as to the shares of stock shown unless otherwise noted. Beneficial ownership of the stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

Name and Address of Beneficial Owner	Amount of Common Stock Ownership	Percent of Common Stock
Principal Security holders:
GS Capital Partners (1)	181,444.76	74.4%
Thomas H. Lee Partners L.P. and affiliates (2)	50,471.41	20.7%

Board of Directors and Named Executive Officers:
301 Carlson Parkway, Suite 400, Minnetonka, MN 55305
James E. Dwyer (3)	2,018.85	*
Mark Westphal (3)	1,514.14	*
Thomas J. Jagiela (3)	252.35	*
Carolyn V. Wolski (3)	378.54	*
Mark B. Anderson (3)	353.29	*
Nicole V. Agnew (1)	181,444.76	74.4%
Adrian M. Jones (1)	181,444.76	74.4%
Leo F. Mullin (4)	126.18	*
Gregg A. Ostrander (5)	1,009.42	*
Oliver D. Thym (1)	181,444.76	74.4%
Kent R. Weldon (2)	50,471.41	20.7%
All directors and executive officers as a group (13 persons)	238,376.48	97.9%

*	Less than 1%

(1) Includes stock owned of record by each of the following entities (collectively, the “GS Funds”): GS Capital Partners VI Fund, L.P., 84,696.72 shares; GS Capital Partners VI Offshore Fund, L.P., 70,447.76 shares; GS Capital Partners VI GmbH & Co. KG, 3,010.12 shares; and GS Capital Partners VI Parallel, L.P 23,290.16 shares. Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or other manager of each of the GS Funds, and each of the GS Funds shares voting and investment power with certain of its respective affiliates. Each of the GS Funds is affiliated with or managed by Goldman, Sachs & Co., which is wholly-owned, directly and indirectly, by The Goldman Sachs Group, Inc. Each of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares owned by each of the GS Funds, except to the extent of their pecuniary interest therein, if any. The address of each of the GS Funds is 200 West Street, New York, NY 10282.

Nicole V. Agnew, Adrian M. Jones and Oliver D. Thym are managing directors of Goldman, Sachs & Co. As such, Ms. Agnew and Messrs. Jones and Thym may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own, shares of MFI Holding common stock owned by the GS Funds. Each of Ms. Agnew and Messrs. Jones and Thym disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein, if any. They hold no shares directly.

(2) Includes stock directly owned of record by each of Thomas H. Lee Equity Fund V, L.P.; Thomas H. Lee Parallel Fund V, L.P.; Thomas H. Lee Equity (Cayman) Fund V, L.P. (the three aforementioned entities, the “THL Funds”); Thomas H. Lee Investors Limited Partnership (“THL Investors”); 1997 Thomas H. Lee Nominee Trust (the “1997 Trust”); Great-West Investors LP (“Great West”); Putnam Investments Employees’ Securities Company I LLC; and Putnam Investments Employees’ Securities Company II LLC (together with Putnam Investments Employees’ Securities Company I LLC, the “Putnam Entities,” and collectively with the THL Funds, THL Investors, the 1997 Trust and Great West, the “THL Parties”).

THL Equity Advisors V, LLC (“Advisors V”) is the general partner of the THL Funds. Thomas H. Lee Partners, L.P. (“THL Partners”) is the sole member of Advisors V. Thomas H. Lee Advisors, LLC (“THL Advisors”) is the general partner of THL Partners. THL Investment Management Corp. is the general partner of THL Investors. The 1997 Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over shares owned of record by the 1997 Trust. Putnam Investments Holdings, LLC (“Putnam Holdings”) is the managing member of the Putnam Entities. Putnam Investments, LLC (“Putnam Investments,” and collectively with the Putnam Entities and Putnam Holdings, “Putnam”) is the managing member of Putnam Holdings. Additionally, THL Advisors is the attorney-in-fact for Putnam Investments and Great West with respect to the shares of stock of MFI Holding, and THL Advisors may be deemed to have shared voting and investment power over the shares held by THL Investors, the 1997 Trust, Putnam Investments and Great West as a result of contractual arrangements requiring such THL Parties to vote and dispose of shares of MFI Holding consistent with the way in which Thomas H. Lee Equity Fund V, L.P. votes and disposes of its shares of MFI Holding, in each case, on a pro rata basis. Each of the entities referenced above in this footnote disclaims beneficial ownership of the shares of common stock referenced in this footnote except to the extent of its pecuniary interest therein.

Of the shares of common stock of MFI Holding, THL Advisors has shared voting and dispositive power over 50,471.41 shares; each of Advisors V and THL Partners has shared voting and dispositive power over 49,502.86 shares; Thomas H. Lee Equity Fund V, L.P. has shared voting and dispositive power over 38,879.64 shares; Thomas H. Lee Parallel Fund V, L.P. has shared voting and dispositive power over 10,087.72 shares; Thomas H. Lee Equity (Cayman) Fund V, L.P. has shared voting and dispositive power over 535.50 shares; each of THL Investors and THL Investment Management Corp. has shared voting and dispositive power over 82.27 shares; each of Thomas H. Lee and the 1997 Trust has shared voting and dispositive power over 88.32 shares; Great West has shared voting and dispositive power over 303.84 shares; Putnam Investments Employees’ Securities Company I LLC has shared voting and dispositive power over 260.94 shares; Putnam Investments Employees’ Securities Company II LLC has shared voting and dispositive power over 233.18 shares; and each of Putnam Investments and Putnam Holdings has shared voting and dispositive power over 494.12 shares.

Kent R. Weldon is a managing director of THL Advisors and a Vice President of THL Investment Management Corp. As such, Mr. Weldon may be deemed to have shared voting and investment power over, and therefore, may be deemed to beneficially own shares of common stock of MFI Holding held of record by the THL Parties. Mr. Weldon disclaims beneficial ownership of these shares of common stock except to the extent of his pecuniary interest therein.

The address of THL Advisors and Mr. Weldon is 100 Federal Street, 35th Floor, Boston, MA 02110. The address of the 1997 Trust is 767 Fifth Avenue, 6th Floor, New York City, NY 10153. The address of Putnam is One Post Office Square, Boston, MA 02109. The address of Great West is c/o Great-West Life and Annuity Company, 8515 E. Orchard Road, 3T2, Greenwood Village, CO 80111. The address of the remaining entities set forth in this footnote is the same as for THL Advisors.

(3) The address of Dwyer, Westphal, Jagiela, Wolski and Anderson is c/o Michael Foods Group, Inc., 301 Carlson Parkway, Suite 400 Minnetonka, MN 55305.

(4) Mr. Mullin’s address is 710 Fairfield Road, Atlanta, GA 30327.

(5) Mr. Ostrander’s address is 21520 Fairview Street, Greenwood, MN 55331.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders (1)	62,063	$4,100.29	9,002

Equity compensation plans not approved by securityholders	0	0	0

Total	62,063	$4,100.29	9,002

(1)	Stock options are granted by MFI Holding Corporation
(2)	Excludes securities reflected in column (a)

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In connection with the consummation of the 2010 merger, MFI Holding entered into one or more Stockholders Agreements and a registration rights agreement with the Sponsors and certain of their affiliates. These arrangements contain agreements among MFI Holding, the Sponsors and the Management Stockholders with respect to election of directors, participation rights in equity offerings, rights and restrictions relating to the issuance or transfer of shares, including tag-along rights and drag-along rights, registration rights, information rights and other special corporate governance provisions. MFI Holding also entered into a management agreement with certain affiliates of the Sponsors, as described below.

GS Capital Partners VI, L.P.

Pursuant to the terms of the Stockholders Agreement (as defined below), GS Capital Partners has the right to appoint four members to the board of directors of MFI Holding, our indirect parent. An affiliate of GS Capital Partners is also entitled to receive an on-going management fee pursuant to the management agreement, as described below.

GS Capital Partners and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 74% of the common stock of MFI Holding. In addition, under the registration rights agreement, we agreed to file a “market-making” prospectus in order to allow Goldman, Sachs & Co. to engage in market-making activities for the notes. Goldman Sachs & Co. served as an initial purchaser in the initial offering of the Restricted Notes. Goldman Sachs Lending Partners LLC, an affiliate of GS Capital Partners and its related investment funds, served as the joint lead arranger, joint book runner, syndication agent and a lender under our senior secured credit facilities. In addition, Goldman, Sachs & Co., Goldman Sachs Lending Partners LLC and their affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

Thomas H. Lee Partners, L.P.

Pursuant to the terms of the Stockholders Agreement, as described below, THL has the right to appoint one member to MFI Holding’s board of directors. An affiliate of THL is also entitled to receive an on-going management fee pursuant to the management agreement, as described below. THL and its related entities own approximately 21% of the common stock of MFI Holding.

Contribution Agreements and Subscription Agreements

The outstanding shares of common stock of MFI Holding were issued to the GSCP Parties, the THL Parties, and the Management Stockholders pursuant to Contribution Agreements and Subscription Agreements. The THL Parties and MFI Holding are party to a Contribution Agreement dated May 20, 2010. The GSCP Parties and MFI Holding are party to a Subscription Agreement dated June 29, 2010. Each member of Management Stockholders is party to a Management Contribution Agreement and/or a Management Subscription Agreement with MFI Holding, each dated June 29, 2010. Pursuant to the Contribution Agreements, on June 29, 2010, the THL Parties and certain of the Management Stockholders rolled-over all or a portion of their investment in the Predecessor by contributing shares of the Predecessor to MFI Holding in exchange for shares of common stock of MFI Holding, valued at $1,981.3193 per share. Pursuant to the Subscription Agreements, on June 29, 2010, the GSCP Parties and certain of the Management Stockholders subscribed for shares of common stock of MFI Holding for a cash purchase price of $1,981.3193 per share. Each of the Contribution Agreements and Subscription Agreements contain typical issuer and stockholder representations and warranties.

Stockholders Agreement

MFI Holding, the GSCP Parties, the THL Parties, and the Management Stockholders are party to a Stockholders Agreement (the “Stockholders Agreement”), dated June 29, 2010. The Stockholders Agreement contains agreements with respect to election of directors, participation rights in equity offerings, rights and restrictions relating to the issuance or transfer of shares, including tag-along rights and bring-along rights, and other corporate governance provisions.

Pursuant to the terms of the Stockholders Agreement, subject to certain provisions regarding the termination of all or a portion of such rights as a result of transfer of shares to third parties, a GSCP Party has the right to appoint four members to MFI Holding’s board of directors and THL has the right to appoint one member to MFI Holding’s board of directors. Additionally, for long as James Dwyer shall serve as Chief Executive Officer of MFI Holding, he shall be designated as a member of MFI Holding’s board of directors. Subject to certain rights and conditions, all stockholders party to the Stockholders Agreement are required to vote their shares to elect or remove directors as designated pursuant to the Stockholders Agreement.

The Stockholders Agreement, subject to certain exceptions, imposes restrictions on the transfer of capital stock of MFI Holding, including (other than pursuant to the exercise of drag-along rights as described below and transfers to affiliates) transfers of capital stock of MFI Holding by the GSCP Parties and/or the THL Parties to a third party prior to June 29, 2013 that require the prior approval of the other Sponsor. Subject to certain exceptions, Management Stockholders may not transfer their stock without the consent of the Sponsors holding a majority of the stock held by the Sponsors. Subject to certain exceptions, transfers are required to comply with the right of first offer and tag along provisions set forth in the Stockholders Agreement. Following the earlier of June 29, 2013 or the approval of the other Sponsor, a Sponsor or Sponsors holding more than fifty percent of the stock of MFI Holding have “drag-along” rights to require the other stockholders to participate in a proposed sale of stock to a third party that would result in a change of control transaction. With respect to the stock held by each Management Stockholder, the Stockholder Agreement provides MFI Holding a call right in connection with the termination of such employee’s service to the company. Stockholders a party to the agreement also have pro rata preemptive rights with respect to certain equity issuances by MFI Holding. Finally, subject to certain rights and conditions, the prior written consent of the THL Parties is required to approve certain corporate matters.

Registration Rights Agreement

On June 29, 2010, MFI Holding entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the GSCP Parties, the THL Parties and the Management Stockholders, pursuant to which the holders of shares of common stock of MFI Holding are entitled to certain rights with respect to the registration of such shares under the Securities Act. The shares of common stock of MFI Holding held at any time by the parties to the Equity Registration Rights Agreement are referred to as “Registrable Securities.” Subject to the terms and conditions of the Equity Registration Rights Agreement, following the initial public offering of common stock or other equity securities of MFI Holding or any of its subsidiaries, each of the GSCP Parties and the THL Parties will be entitled to make demands for registration under the Securities Act of the resale of all or any portion of the Registrable Securities held by it and its respective affiliates, including the right to make demands for registration on Form S-3 if available to MFI Holding, provided that MFI Holding will not be required to effect more than one demand registration requested by the THL Parties in any twelve-month period. Subject to certain exceptions, each holder of Registrable Securities will be entitled to participate in, or “piggyback” on, registrations of shares of MFI Holding’s capital stock for sale by MFI Holding or any other stockholder. These registration rights are subject to conditions and limitations, including a minimum size requirement on any demand registration, the right of underwriters to limit the number of shares to be included in a registration and MFI Holding’s right to delay or withdraw a registration statement under specified circumstances. MFI Holding has agreed to indemnify the holders of Registrable Securities with respect to certain liabilities under the securities laws in connection with registrations pursuant to the Equity Registration Rights Agreement.

Management Agreement

Pursuant to the Management Agreement entered into on June 29, 2010 in connection with the merger transactions, Goldman, Sachs & Co. and THL Managers V, LLC (together, the “managers”) render to Michael Foods and each of its subsidiaries, certain management, consulting, financial and strategic advisory services. In consideration of those services, we pay to the managers quarterly an aggregate per annum management fee equal to the greater of:

•	$2,250,000; or

•	An amount equal to 1.0% of our consolidated earnings before interest, taxes, depreciation and amortization for that fiscal year, but before deduction of any such fee.

We also indemnify the managers and their affiliates from and against all losses, claims, damages and liabilities arising out of, or related to, the performance by them of the services pursuant to the management agreement and reimburse such parties for reasonable out-of-pocket expenses incurred in connection with performing such services.

On June 29, 2010 MFI Holding paid the managers a one-time transaction fee in connection with the merger in an aggregate amount equal to $16,750,000. We will also pay to the managers a 1% transaction fee (based on the total value of the transaction) in connection with certain transactions during the term of the management agreement, including acquisitions, sales or dispositions of assets or equity interests or similar transactions involving the Company or any of its subsidiaries.

The Predecessor had a similar management agreement with THL Managers V, LLC where they paid an annual (which was pro rated for the pre-merger portion of fiscal year 2010) minimum of $1.5 million or 1% of adjusted EBITDA.

Employment Agreements

We have entered into employment agreements with each of Messrs. Dwyer and Westphal. For more information regarding these agreements, see “ITEM 11-Executive Compensation — Employment Agreements.”

Indemnification Agreements

In connection with the 2010 merger, MFI Holding entered into indemnification agreements with each of our directors. These agreements, among other things, will require us to indemnify each director to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Reviewing Related Party Transactions

The Company has not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. We did not enter into any new related-party transactions during 2011.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ernst & Young LLP, (“E&Y) was our principal accountant for the year ended December 31, 2011. The E&Y audit services fees for 2011 were $329,525.

PricewaterhouseCoopers LLP (“PwC”) was our principal accountant for the year ended January 1, 2011. Total fees paid to PwC for audit services rendered during 2011 and 2010 were $252,102 and $454,750.

Audit-Related Fees

We did not incur audit-related fees from E&Y in 2011.

Total fees paid to PwC for audit-related services rendered during 2011 and 2010 were $153,250 and $293,790, related primarily to our registration of the senior notes in 2011 and review of our purchase accounting related to the merger in 2010.

Tax Fees

The E&Y tax services fees for 2011 were $5,100.

Total fees paid to PwC for tax services rendered during 2011 and 2010 were $186,900 and $108,475 related primarily to tax planning, compliance and consultation.

All Other Fees

There were no other fees paid to E&Y or PwC under this category during 2011 or 2010.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. All services provided by our principal accountant(s) in 2011 were pre-approved by the Audit Committee or its Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company, and the related Report of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011

Consolidated Statements of Operations for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010, and the year ended January 2, 2010

Consolidated Statements of Shareholder’s Equity and Comprehensive Income for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010

Consolidated Statements of Cash Flows for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above:

Michael Foods Group, Inc.—Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

(b) Exhibits and Exhibit Index

Ex. No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Michael Foods Group, Inc., as amended.

3.2*	Amended and Restated Bylaws of Michael Foods Group, Inc.

4.1*	Indenture, dated as of June 29, 2010, among Michael Foods Group, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.

4.2*	Exchange and Registration Rights Agreement, dated June 29, 2010, by and among Michael Foods Group, Inc., the guarantors party thereto, Goldman, Sachs & Co., Banc of America Securities LLC and Barclays Capital Inc. as representatives of the several purchasers named in Schedule 1 thereto.

4.3*	Form of 9.750% Senior Notes due 2018 (included in Exhibit 4.1).

10.1*	Amended and Restated Credit Agreement, dated as of February 25, 2011, among Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.), MFI Midco Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Lending Partners LLC and Barclays Capital, as joint lead arrangers and bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent and Barclays Bank PLC, Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International”, New York Branch, ING Capital LLC, Northwest Farm Credit Services, PCA and Suntrust Bank, as co-documentation agents.

10.2*	Security Agreement, dated June 29, 2010, by and among Michael Foods Group, Inc., MFI Midco Corporation, the Grantors party thereto and Bank of America, N.A., as administrative agent.

10.3*	Registration Rights Agreement, dated as of June 29, 2010, by and among MFI Holding, the GS Capital Partners VI Funds, the THL Funds and the Management Stockholders.

10.4*	Form of Indemnification Agreement, dated as of June 29, 2010 by and between MFI Holding and each Indemnitee.

10.5*	MFI Holding Corporation Equity Incentive Plan, adopted June 29, 2010.

10.6*	Form of MFI Holding Corporation Nonqualified Stock Option Agreement (Time Vesting).

10.7*	Form of MFI Holding Corporation Nonqualified Stock Option Agreement (Performance Vesting).

10.8*	Amended and Restated Employment Agreement by and among Michael Foods, Inc. and James E. Dwyer, Jr., dated as of June 29, 2010.

10.9*	Amended and Restated Employment Agreement between Michael Foods, Inc. and Mark Westphal, dated as of June 29, 2010.

10.10*	Form of Management Contribution Agreement.

10.11*	Form of Management Subscription Agreement.

10.12*	Management Agreement, dated June 29, 2010, among MFI Holding Corporation, Goldman, Sachs & Co. and THL Managers V, LLC.

10.13*	First Amendment to Management Agreement, effective June 30, 2010, among Michael Foods, Inc., MFI Holding Corporation, Goldman, Sachs & Co. and THL Managers V, LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Michael Foods Group, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Form S-4 Registration Statement (Registration No. 333-173400) dated June 21, 2011.

SCHEDULE II

MICHAEL FOODS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for Doubtful Accounts

Predecessor
January 2, 2010	$4,042	$0	$1,832	(a)	$2,210
June 26, 2010	2,210	0	51		2,159

Company

January 1, 2011	$0	$827	$0		$827
December 31, 2011	827	48	0		875

(a)	Represents a reclassification of certain preference claims to current liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS GROUP, INC.

Date: March 30, 2012	By:	/s/ JAMES E. DWYER, JR.
James E. Dwyer, Jr. (Chief Executive Officer, President and Director)

Date: March 30, 2012	By:	/s/ MARK W. WESTPHAL
Mark W. Westphal (Chief Financial Officer, Senior Vice President, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ NICOLE V. AGNEW	March 30, 2012
Nicole V. Agnew (Director)

/s/ ADRIAN M. JONES	March 30, 2012
Adrian M. Jones (Director)

/s/ LEO F. MULLIN	March 30, 2012
Leo F. Mullin (Director)

/s/ GREGG A. OSTRANDER	March 30, 2012
Gregg A. Ostrander (Director)

/s/ OLIVER D. THYM	March 30, 2012
Oliver D. Thym (Director)

/s/ KENT R. WELDON	March 30, 2012
Kent R. Weldon (Director)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of Michael Foods Group, Inc.

We have audited the accompanying consolidated balance sheet of Michael Foods Group, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, shareholder’s equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods Group, Inc. and subsidiaries at December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 30, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Michael Foods Group, Inc.:

In our opinion, the accompanying consolidated balance sheet as of January 1, 2011 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the period from June 27, 2010 through January 1, 2011 present fairly, in all material respects, the financial position of Michael Foods Group, Inc and its subsidiaries (the Company) at January 1, 2011, and the results of their operations and their cash flows for the period from June 27, 2010 through January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 30, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Michael Foods Group, Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholder’s equity and of cash flows for the period from January 3, 2010 through June 26, 2010 and for the year ended January 2, 2010 present fairly, in all material respects, the financial position of M-Foods Holdings, Inc. and its subsidiaries (the Predecessor), the results of their operations and their cash flows for the period from January 3, 2010 through June 26, 2010 and for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 30, 2011

MICHAEL FOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share and Per Share Data)

	December 31,	January 1,
	2011	2011
ASSETS
Current Assets
Cash and equivalents	$68,118	$44,805
Accounts receivable, less allowances	153,059	140,266
Inventories	149,507	133,131
Income taxes	1,420	23,503
Prepaid expenses and other	10,596	9,540

Total Current Assets	382,700	351,245
Property, Plant and Equipment
Land	9,073	9,212
Buildings and improvements	118,096	110,230
Machinery and equipment	260,015	224,189

Total Property, Plant and Equipment	387,184	343,631
Less accumulated depreciation	98,220	33,315

Property, Plant and Equipment, net	288,964	310,316

Goodwill	829,846	829,594
Intangible assets, net	585,208	616,008
Deferred financing costs	46,027	48,545
Other assets	9,084	8,390

Total Assets	$2,141,829	$2,164,098

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$10,096	$9,983
Accounts payable	90,906	70,321
Accrued liabilities
Compensation	10,234	18,922
Customer programs	35,686	35,164
Interest	20,420	22,298
Other	22,446	24,366

Total Current Liabilities	189,788	181,054
Long-term debt, less current maturities	1,240,993	1,219,199
Deferred income taxes	276,464	286,439
Other long-term liabilities	10,621	3,791
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of December 31, 2011 and January 1, 2011	0	0
Additional paid-in capital	411,162	468,818
Retained earnings	12,338	3,277
Accumulated other comprehensive income	463	1,520

Total Shareholder’s Equity	423,963	473,615

Total Liabilities and Shareholder’s Equity	$2,141,829	$2,164,098

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended

(In thousands)

	Company		Predecessor
	Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year Ended January 2, 2010
Net sales	$1,766,588	$858,306	$743,995	$1,542,779
Cost of sales	1,493,575	726,832	612,748	1,241,613

Gross profit	273,013	131,474	131,247	301,166
Selling, general and administrative expenses	156,853	76,085	102,283	145,883
Transaction costs	0	0	14,730	0

Operating profit	116,160	55,389	14,234	155,283
Interest expense, net	98,140	52,871	30,985	59,184
Unrealized (gain) loss on currency transactions	390	(738)	0	0
Loss on early extinguishment of debt	3,527	0	31,238	3,237

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	14,103	3,256	(47,989)	92,862
Income tax expense (benefit)	(715)	(249)	(13,765)	32,690
Equity in losses of unconsolidated subsidiary	529	228	59	0

Net earnings (loss)	$14,289	$3,277	$(34,283)	$60,172

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

For the Periods Ended December 31, 2011, January 1, 2011, June 26, 2010 and January 2, 2010

(In thousands, except Company shares)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (loss)	Total Shareholder’s Equity
Predecessor
Balance at January 3, 2009	476	$5	$158,629	$103,409	$(2,544)		$259,499
Capital invested by (note from) parent			(100)				(100)
Stock option compensation			487				487
Net earnings				60,172		$60,172
Foreign currency translation adjustment					1,954	1,954
Futures gain, net of tax					4,885	4,885

Comprehensive income						$67,011	67,011

Balance at January 2, 2010	476	5	159,016	163,581	4,295		326,897
Capital invested by parent			637,870				637,870
Stock option compensation			35,762				35,762
Net loss				(34,283)		$(34,283)
Foreign currency translation adjustment					150	150
Futures loss, net of tax					(776)	(776)

Comprehensive loss						$(34,909)	(34,909)

Balance at June 26, 2010	476	$5	$832,648	$129,298	$3,669		$965,620

Company
Balance at June 27, 2010	100	$0	$0	$0	$(336)		$(336)
Capital invested by MFI Midco Corporation			483,150				483,150
Dividend to parent for transaction costs			(15,374)				(15,374)
Stock option compensation			1,042				1,042
Net earnings				3,277		$3,277
Foreign currency translation adjustment					2,092	2,092
Futures loss, net of tax					(236)	(236)

Comprehensive income						$5,133	5,133

Balance at January 1, 2011	100	0	468,818	3,277	1,520		473,615
Stock option compensation			1,947				1,947
Capital invested by parent			265				265
Dividend to parent			(59,868)	(5,228)			(65,096)
Net earnings				14,289		$14,289
Foreign currency translation adjustment					(513)	(513)
Futures loss, net of tax					(544)	(544)

Comprehensive income						$13,232	13,232

Balance at December 31, 2011	100	$0	$411,162	$12,338	$463		$423,963

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended (In thousands)

	Company		Predecessor
	Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year Ended January 2, 2010
Cash flows from operating activities:
Net earnings (loss)	$14,289	$3,277	$(34,283)	$60,172
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	66,446	33,718	28,550	47,841
Amortization of intangibles	30,800	16,044	7,459	15,431
Amortization of deferred financing costs	7,914	4,119	1,828	3,987
Write-off of deferred financing costs	1,845	0	10,475	3,171
Amortization of original issue discount on long-term debt	2,164	1,578	1,570	2,371
Write-off of original issue discount on long-term debt	1,123	0	10,133	0
Deferred income taxes	(9,342)	(10,801)	(14,894)	(364)
Preferred return on deferred compensation	0	0	1,444	1,519
Accreted interest on senior subordinated notes	0	0	0	3,367
Non-cash stock option compensation	1,947	1,042	35,762	487
Changes in operating assets and liabilities:
Accounts receivable	(12,949)	(14,611)	1,440	785
Inventories	(16,534)	11,473	(326)	2,035
Prepaid expenses, income taxes and other	20,532	9,204	(6,847)	4,495
Accounts payable	20,760	11,573	(13,164)	(19,260)
Accrued liabilities	(5,826)	4,711	14,676	9,299

Net cash provided by operating activities	123,169	71,327	43,823	135,336
Cash flows from investing activities:
Capital expenditures	(45,230)	(20,541)	(22,354)	(64,133)
Business acquisition (net of cash acquired)	0	(1,609,816)	0	0
Investments in and equity adjustments of joint ventures and other	(850)	318	(1,500)	(5,543)

Net cash used in investing activities	(46,080)	(1,630,039)	(23,854)	(69,676)
Cash flows from financing activities:
Payments on long-term debt	(821,366)	(14,675)	(685,564)	(500,629)
Proceeds from long-term debt	840,000	1,202,700	6,032	452,942
Payments on stock option exercises/share repurchases	0	0	0	(222)
Additional capital invested by parent	0	483,150	637,870	(100)
Dividend to parent	(65,096)	(15,374)	0	0
Deferred financing costs	(7,241)	(52,337)	(153)	(9,095)

Net cash provided by (used in) financing activities	(53,703)	1,603,464	(41,815)	(57,104)
Effect of exchange rate changes on cash	(73)	53	(31)	451

Net increase (decrease) in cash and equivalents	23,313	44,805	(21,877)	9,007
Cash and equivalents at beginning of period	44,805	0	87,061	78,054

Cash and equivalents at end of period	$68,118	$44,805	$65,184	$87,061

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$83,863	$25,343	$30,595	$45,041
Income taxes	(13,248)	5,000	12,172	33,964

Non-cash capital investment by parent (see Note H)	$265	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Michael Foods Group, Inc. is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy case products, and refrigerated potato products.

Michael Foods Group, Inc. is a wholly-owned subsidiary of MFI Midco Corporation (“Midco” or “Parent”). Midco is a wholly-owned subsidiary of MFI Holding Corporation (“MFI Holding”), whose security holders include affiliates of Goldman Sachs Capital Partners, affiliates and co-investors of Thomas H. Lee Partners L.P. and certain current and former members of management.

Basis of Presentation

As further discussed in Note B, on June 29, 2010, M-Foods Holdings, Inc. together with its subsidiaries, the “Predecessor,” merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. (“Michael Foods,” “Company,” “we,” “us,” “our”). The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying consolidated financial statements are presented for two periods, Company and Predecessor, which relate to the accounting periods succeeding and preceding the consummation of the merger. The Company and Predecessor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost basis of accounting. The accounting policies followed by us in the preparation of our consolidated financial statements for the Company are consistent with those of the Predecessor and are further described below.

Also, as discussed in Note B, the Predecessor is, collectively, M-Foods Holdings, Inc. and its subsidiaries. The Michael Foods entity that filed reports with the U.S. Securities and Exchange Commission (“SEC”) prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly-owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of 9.75% senior subordinated notes (the fully-accreted balance of which, as of June 26, 2010, was $154.1 million) and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

For ease of presentation, the merger has been reflected in the accompanying financial statements as if it had occurred on June 27, 2010, the beginning of the Company’s fiscal quarter. Management determined that no material transactions occurred on June 27 or June 28, 2010.

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of the Company and all wholly and majority owned subsidiaries in which it has control. All significant intercompany accounts and transactions have been eliminated. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company utilizes a 52/53-week fiscal year ending on the Saturday nearest to December 31. The periods presented are as follows:

Fiscal year 2011 contained a 52-week period and ended December 31, 2011

Fiscal six month period ended January 1, 2011 contained 27 weeks.

Fiscal six month period ended June 26, 2010 contained 25 weeks.

Fiscal year 2009 contained a 52-week period and ended January 2, 2010.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Cash and Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Significantly all of our cash is held with one financial institution.

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due from customers. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $875,000 and $827,000 at December 31, 2011 and January 1, 2011.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds, and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities at 16-18 weeks, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of the years ended, (in thousands):

	December 31,	January 1,
	2011	2011
Raw materials and supplies	$25,488	$24,724
Work in process and finished goods	90,590	78,744
Flocks	33,429	29,663

	$149,507	$133,131

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices for the instruments. The fair value of instruments may also be impacted by the borrowing rates available to the Company. As of December 31, 2011, the borrowing rates available to the Company were considered a significant unobservable input used in the fair value measurement of instruments. As such, they were included in the Level 3 fair value measurements as of December 31, 2011. Management has elected to not account for these instruments as hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and is included in other long-term liabilities.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs:

Interest Rate Swap Contracts
Balance at January 1, 2011	$0
Unrealized loss included in interest expense	6,500

Balance at December 31, 2011	$6,500

The following table sets forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended December 31, 2011 and January 1, 2011 (in thousands):

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Assets:
As of December 31, 2011
Commodity contracts—Grain	$2,906	$0	$2,906	$0

As of January 1, 2011
Commodity contracts—Grain	$2,734	$0	$2,734	$0
Commodity contracts—Energy	129	0	129	0

	$2,863	$0	$2,863	$0

Liabilities:
As of December 31, 2011
Commodity contracts—Energy	$618	$0	$618	$0
Interest rate swap contracts	6,500	0	0	6,500

	$7,118	$0	$618	$6,500

We have six financial debt instruments, two of which are traded in the public debt securities market. For the two traded instruments, we utilize Level 1 valuation inputs (based upon each instrument’s market trading price) to compute the fair value of financial debt owed to our lenders. The first debt instrument is our credit agreement facility that includes a term B loan. The fair value of the term B loan was $784.4 million compared to its carrying value of $794.4 million (outstanding balance of $806.8 million, less $12.4 million of unamortized original issue discount). The second debt instrument is our senior notes. The fair value of our senior notes was $458.5 million compared to the carrying value of $430.0 million. Our other debt instruments are not available for trading and fair value approximates their carrying value. See Note C for additional information.

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

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying commodity exposures. Our futures contracts for grains are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive income (loss).

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in “prepaid and other current assets” or other “long-term liabilities,” as appropriate. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the year ended December 31, 2011, we did not discontinue any cash flow hedges, therefore no reclassification of gains or losses into earnings was made during the period.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the years ended:

	December 31,	January 1,
Commodity	2011	2011
Corn (bushels)	6,375,000	2,440,000
Soybean Meal (tons)	71,800	25,700

Information on location and amounts of derivative fair values in the consolidated balance sheets is presented below (in thousands):

		Fair Value (1)
		December 31, 2011		January 1, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$3,788	$(882)	$2,734	$0

Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$30	$(648)	$129	$0

Interest rate swap contracts	Other long-term liabilities	$0	$(6,500)	$0	$0

(1)	Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $223 and $0 as of December 31, 2011 and January 1, 2011. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $925 and $113 as of December 31, 2011 and January 1, 2011.

The following tables represent the effect of derivative instruments on our Consolidated Statement of Operations for the periods ended December 31, 2011, January 1, 2011, June 26, 2010 and January 2, 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships, net of tax:

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
Company
	For the year ended December 31, 2011

Commodity contracts – Grain	$1,164	Cost of sales	$1,708	Cost of sales	$63

	For the six months ended January 1, 2011

Commodity contracts – Grain	$1,806	Cost of sales	$(286)	Cost of sales	$15

Predecessor
	For the six months ended June 26, 2010

Commodity contracts – Grain	$(405)	Cost of sales	$372	Cost of sales	$0

	For the year ended January 2, 2010

Commodity contracts – Grain	$469	Cost of sales	$(4,416)	Cost of sales	$520

Derivatives not designated as hedging instruments:

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Company		Predecessor
		Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year Ended January 2, 2010
		Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$(1,017)	$(443)	$342	$(610)

Interest rate swap contracts	Interest expense	$(6,500)	$0	$0	$0

Property, Plant and Equipment

The Company’s property consists mainly of plants and equipment used in manufacturing activities. Assets acquired in the 2010 merger were valued at allocated fair value, and subsequent capital asset additions are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-30 years for buildings and improvements and 3-15 years for machinery and equipment. Leasehold improvements are depreciated over the life of the lease including any extensions, the estimated service lives range from 5-15 years. Maintenance and repairs are charged to expense in the year incurred and renewals and betterments are capitalized. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings. Plant and equipment are reviewed for impairment when conditions indicate an impairment or future impairment; the assets are either written down or the useful life is adjusted to the remaining period of usefulness, as was done on the Refrigerated Potato Products Division’s building and equipment that was not transferred to the new facility. When the Board of Directors approved the decision to exit the Minneapolis facility at the December 2008 meeting, we shortened the lives on the building and those assets not being transferred to the new facility to 18 months, which represented our estimate of the remaining production life of those assets. This reduction in lives resulted in incremental depreciation of approximately $4.3 and $3.7 million in 2010 and 2009.

Our policy is to capitalize interest on all maintenance and profit improvement projects that meet both of the following criteria:

•	A capital project budget of > $500,000;

•	Project life is greater than 6 months from the first to last expenditure.

We capitalized interest of $374,000, $86,000, $133,000 and $468,000 in the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010 relating to the construction and installation of property, plant and equipment.

Goodwill and Intangible Assets

We recognize as goodwill the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed. Goodwill and intangible assets with indefinite lives (e.g., trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of fair value compared to the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the fair value is less than the carrying value of the related asset. None of our goodwill, customer relationships or other intangible assets were impaired as of December 31, 2011 and no impairment losses were recorded for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 or the year ended January 2, 2010.

Approximately $2.7 million of goodwill is deductible for tax purposes. The following table is a reconciliation of the carrying amount of goodwill by reportable segment as of December 31, 2011, (in thousands):

	Egg Products	Refrigerated Potato Products	Crystal Farms	Total
Balance as of January 1, 2011:	$688,250	$92,806	$48,538	$829,594

March 2011 merger related adjustments	239	76	87	402

	688,489	92,882	48,625	829,996

Translation adjustment	(150)	0	0	(150)

Balance as of December 31, 2011:	$688,339	$92,882	$48,625	$829,846

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Straight-line amortization reflects an appropriate allocation of the cost of intangible assets to earnings in proportion to the amount of economic benefit obtained by the Company in each reporting period. The weighted average amortization period for our customer relationships is 17 years. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows, and its carrying amount exceeds its fair value.

Our intangible assets, other than goodwill, as of the years ended, (in thousands):

	December 31, 2011	January 1, 2011
Amortized intangible assets, principally customer relationships	$521,000	$521,052
Accumulated amortization	(46,792)	(16,044)

	474,208	505,008

Indefinite lived intangible assets, trademarks	111,000	111,000

	$585,208	$616,008

The intangible asset amortization expense was $30,800,000, $16,044,000, $7,459,000 and $15,431,000 in the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010. The estimated amortization expense for years 2012 through 2016 is as follows (in thousands):

2012	$30,800
2013	30,800
2014	31,392
2015	30,800
2016	30,800

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the years ended (in thousands):

	December 31, 2011	January 1, 2011
Deferred financing costs	$52,664	$327
Additions to deferred financing costs	7,241	52,337
Early extinguishment of debt write-off	(1,845)	0
Accumulated amortization	(12,033)	(4,119)

	$46,027	$48,545

Our credit agreement was amended and restated on February 25, 2011. In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft-call premium of approximately $8 million to lenders. We capitalized approximately $0.1 million of revolver amendment fees paid at closing of the refinancing and approximately $7 million of the premium paid to lenders, whose term debt was modified, and continued to participate in the amended and restated credit agreement. Approximately $600,000 of the 1% soft-call costs and the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs are included in early extinguishment of debt costs for the year ended December 31, 2011 related to lenders who chose not to participate in our amended and restated credit agreement. In connection with the June 29, 2010 credit agreement financing, deferred financing costs of $52.3 million were capitalized. These costs are being amortized using the effective interest rate method over the lives of the respective debt agreements.

In June 2010, the Predecessor recorded a loss on the early extinguishment of debt of approximately $31.2 million, related to the early repayment of the amounts outstanding under the 2009 credit agreement and the senior subordinated notes and discount notes. Included in the loss on early extinguishment of debt is $10.5 million of non-cash write-off of unamortized deferred financing costs related to the May 1, 2009 credit agreement facilities and the 8% senior subordinated notes and 9.75% discount notes. In 2009, in conjunction with the extinguishment of the 2003 term B loan portion of the Predecessor’s prior credit facility, the Predecessor incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

Restricted Cash

In 2009, we and our principal insurance carrier entered into a pledge and security and escrow agreements for the guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims. Previously, we secured this guarantee through a letter of credit with our insurance carrier as the beneficiary. In June 2011, we were required to increase the level of guarantee by $350,000. As of December 31, 2011 and January 1, 2011, we had $5,707,000 and $5,353,000 in the escrow collateral money market account at Bank of New York Mellon. The funds in this account are restricted cash and the carrying value is included in long-term other assets on our balance sheet.

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

Joint Venture

In 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In November 2011, we and our joint venture partner each invested an additional $500,000. The Chinese company began producing product samples in late 2011 with production for customer sales beginning in early 2012. Under the equity method of accounting, losses were recorded for the unconsolidated subsidiary of $529,000 and $228,000 by the Company during the year ended December 31, 2011 and the six-month period ended January 1, 2011, respectively, and $59,000 by the Predecessor for the six-month period ended June 26, 2010.

Revenue Recognition

Sales to our customers are recognized when proof of delivery is received from our carriers and are recorded net of estimated customer programs and returns. We recognize revenue when all of the following conditions have been met:

(1) Persuasive evidence of an arrangement exists—A revenue transaction is initiated and evidenced by receipt of a purchase order from our customer.

(2) Delivery has occurred or services have been rendered—An invoice is created from the bill of lading at our shipping plant and revenue is recognized when proof of delivery of the receipt of goods is received from our carriers.

(3) The seller’s price to the buyer is fixed or determinable—Our sales invoice includes an agreed upon selling price.

(4) Collectibility is reasonably assured—We have a documented credit and collection policy and procedure manual for determining collectibility from our customers.

Our shipping policy is FOB destination; therefore, title to goods remains with us until delivered by the carrier to our customer.

Only a minor portion of our sales result in customer returns. An accrual is estimated based on historical trends and reviewed periodically for adequacy. Revenue is appropriately reduced to reflect estimated returns. We are able to make a reasonable estimate of customer returns based upon historical trends due to the fact that our sales are not susceptible to significant external factors, the return period is short, and our sales are high volume and homogeneous in nature.

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to estimate this accrual.

Marketing and Advertising Costs

The Company promotes its products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail, we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Our advertising expense was $16,716,000, $8,180,000, $7,667,000 and $14,074,000 for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Due to the size of our temporary differences, a change in enacted state tax laws, or changes in the composition of our companies that file in a particular state, or changes in state apportionment factors can have a significant impact on our deferred tax provision and therefore on our overall effective tax rate for the current period. Likewise, the size of our temporary differences and their expected reversals generally result in our cash taxes being significantly more than tax expense reported in our consolidated financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized. We are included in a consolidated federal income tax return with MFI Holding. State income taxes are filed on either a combined or separate company basis.

When evaluating our tax positions, we account for the uncertainty in income taxes in our consolidated financial statements. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. See Note D for additional information.

Comprehensive Income (Loss)

Total comprehensive income (loss) is disclosed in the consolidated statements of shareholder’s equity and included in net earnings and other comprehensive income (loss), which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Predecessor
Balance at January 3, 2009	$(4,445)	$1,901	$(2,544)
Foreign currency translation adjustment	0	1,954	1,954
Change due to cash flow hedges	4,885	0	4,885

Balance at January 2, 2010	440	3,855	4,295
Foreign currency translation adjustment	0	150	150
Change due to cash flow hedges	(776)	0	(776)

Balance at June 26, 2010	$(336)	$4,005	$3,669

Company
Balance at June 27, 2010	$(336)	$0	$(336)
Foreign currency translation adjustment	0	(236)	(236)
Change due to cash flow hedges	2,092	0	2,092

Balance at January 1, 2011	$1,756	$(236)	$1,520
Foreign currency translation adjustment	0	(513)	(513)
Change due to cash flow hedges	(544)	0	(544)

Balance at December 31, 2011	$1,212	$(749)	$463

Recently Adopted Accounting Pronouncements

There were no accounting pronouncements adopted during the year ended December 31, 2011 that had a material impact on our financial position, operating results or disclosures.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income that will require us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate but consecutive statements. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The adoption of this guidance is not expected to have an impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance on goodwill impairment testing that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test. The assessment examines qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is or is not less than its carrying amount. This new guidance will be effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. We will adopt the new guidance at the beginning of 2012.

In December 2011, the FASB issued a deferral of the effective date for presentations of reclassifications of items out of accumulated other comprehensive income (loss). This deferral is related to the June 2011 guidance on the presentation of comprehensive income in one continuous statement or two separate but consecutive statements. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements previously in effect. This new guidance will be effective for fiscal years beginning after December 15, 2011 and subsequent interim periods.

There were no other accounting pronouncements issued during the year ended December 31, 2011 that are expected to have material impacts on our financial position, operating results or disclosures.

NOTE B—BUSINESS COMBINATION

On June 29, 2010, the Predecessor merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. We are an indirect wholly owned subsidiary of MFI Holding and the Predecessor was a wholly owned subsidiary of Michael Foods Investors, LLC (“Parent of Predecessor”). The stockholders of MFI Holding are GS Capital Partners VI Fund, L.P. and its affiliates (collectively, “GSCP”) (approximately 74%), affiliates and co-investors of Thomas H. Lee Partners, L.P. (collectively, “THL”), the Predecessor’s largest stockholder prior to the transaction (approximately 21%), and certain current and former members of management (approximately 5%). Under the terms of the merger, all outstanding Predecessor shares and stock options were purchased for approximately $1.675 billion, which amount was financed through equity contributions from MFI Holding (including rollover of equity investment in the Predecessor) of approximately $482.9 million, a senior secured credit facility of up to $865 million (of which $798 million was drawn at the close of the transaction), and $430 million of 9.75% senior notes.

The stockholders of MFI Holding are parties to a Stockholders Agreement and a Registration Rights Agreement. In general, the Stockholders Agreement prohibits transfers of capital stock of MFI Holding before June 29, 2013, except where approved by both GSCP and THL. On and after June 29, 2013, GSCP can require the other stockholders to participate in a proposed sale of stock to a third party and resulting change of control. In general, the Registration Rights Agreement provides that if there is an initial public offering of common stock or other equity securities of MFI Holding or any of its subsidiaries, GSCP and THL will be entitled to demand registration under the Securities Act of the resale of all or any portion of the affected securities. Furthermore, in such event, all other holders of the affected securities will, subject to certain restrictions, be entitled to participate in the registration of shares of MFI Holding’s common stock.

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

The purchase price of $1.675 billion was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date. Accounts receivable fair value was determined by taking the contractual amount of the trade receivables of approximately $125.3 million and reducing it by $0.6 million for our estimate of balances that would not be collected and therefore not generate cash flows to the Company. The value of inventory was determined by taking the expected selling price of the inventory based upon current markets and reducing it by the historical selling costs (i.e. transportation, commissions, etc.). The other short-term assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the merger. These allocations were determined by management based on internal studies and in part on an independent valuation of the tangible (property, plant and equipment) and intangible assets of the Company. Identifiable intangible assets valued in the merger were trademarks and customer relationships. Trademarks were valued using the relief-from-royalty method approach and an indefinite life due to long-term use of the trademarks being valued and their importance to the Company’s business. The customer relationship intangibles were valued based on the present value of cash flows from earnings generated by sales to those customers, reduced by required returns on working capital, fixed assets and intangibles. The useful life of 17 years is the weighted average of the estimated lives of foodservice customers (20 years) and retail customers (15 years), both of which were determined by the Company’s actual relationships with customers in those channels. The residual between the acquisition price and the fair values recorded for identifiable assets and liabilities was recorded as goodwill. Due to the nature of the business combination, no significant synergies are expected to result from the merger. The goodwill is attributable to the Company’s industry-leading size, operational scale, product breadth and geographic scope, which make us an important strategic partner to customers across multiple distribution channels and business segments, and allow us to maintain strong market shares in significant segments of our business. In addition, an experienced management team and workforce have allowed us to build a history of consistent sales and EBITDA growth and cash flow generation. The goodwill generated in this transaction will not be deductible for tax purposes.

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

$1,675,000

In connection with the merger, the Predecessor recorded transaction expenses of $14.7 million and selling, general administrative expense of $35.6 million for stock compensation related to options outstanding as of June 26, 2010. MFI Holding incurred other costs related to the merger of approximately $15.4 million, which we paid on its behalf resulting in a dividend to parent during the six-month period ended January 1, 2011, and we incurred debt issuance costs of approximately $52.3 million, which have been capitalized in other long-term assets and are being amortized using the effective interest rate method over the term of the credit and senior notes agreements. The June 29, 2010 credit agreement was issued at a discount. The original issue discount of $17.3 million is being amortized using the effective interest rate method over the term of the credit agreement. See also Note C for subsequent discussion of the credit agreement refinancing and the impacts on these amounts.

The following unaudited pro forma financial information reflects our consolidated results of operations, as if the acquisition had taken place at the beginning of the 2010 period (in thousands).

Year Ended January 1, 2011
Proforma net sales	$1,602,301
Proforma pretax loss	(15,325)

The most significant of the pro forma adjustments reflected were to reverse the impact of the transaction-related charges, to record the incremental interest on the additional debt incurred in connection with the merger and to record additional depreciation and amortization expense resulting from the fair value adjustments made to property, plant and equipment and customer relationship intangible assets. The pro forma pretax loss for the twelve-month period ended January 1, 2011 also includes stock option compensation of approximately $35.6 million recorded by the Predecessor related to the accelerated vesting of stock options due to change in control coinciding with the merger. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the period presented.

NOTE C—DEBT

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

In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft-call premium of approximately $8 million to lenders. We capitalized approximately $7 million of the premium paid to lenders, whose term debt was modified, and continued to participate in the amended and restated credit agreement, which is being amortized using the effective interest rate method over the term of the credit agreement. Included in early extinguishment of debt costs for the year ended December 31, 2011 were approximately $600,000 of the 1% soft-call costs, the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs and approximately $1.1 million original issue discount associated with the extinguishment of debt owed to those lenders who did not participate in the amended and restated credit agreement.

Since the borrowing capacity of the revolver increased due to the extension of the term, unamortized deferred costs associated with the previous revolver along with third party and creditor fees of $72,000 related to the new revolver, which were capitalized, are being amortized over the term of the new revolver.

Our term loan was syndicated to a number of creditors with each creditor having a separate loan with the Company. Therefore the analysis as to whether this refinancing constitutes a modification or extinguishment of debt was performed on a lender by lender basis. For individual loans that were considered modified, unamortized deferred costs associated with the previous term loan were expensed in proportion to any decreases in principal. The remaining unamortized deferred costs along with new creditor fees are being amortized over the term of the new loan. All third-party fees were expensed as incurred.

We incurred debt issuance costs of approximately $4.8 million paid to third parties related to the term B loan refinancing, including arranger fees, attorney fees and rating agency fees which were expensed during the year ended December 31, 2011 as the term B loan refinancing was determined to be a modification and not a debt extinguishment.

Concurrent with the 2010 merger, Michael Foods Group, Inc. issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee. Interest on the senior notes accrues at a fixed rate of 9.75% per annum and is payable semi-annually in arrears on January 15 and July 15 of each year. The Restricted Notes are general unsecured senior debt obligations that rank equally with all of the Company’s other unsecured and unsubordinated indebtedness, but are effectively junior to its secured indebtedness to the extent of the value of the assets securing that indebtedness, including amounts due under the amended and restated credit agreement.

The amended and restated credit agreement, including the revolving line of credit and term B loan, is collateralized by substantially all of our assets. The amended and restated credit agreement and senior notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders, a maximum leverage ratio, a minimum interest coverage ratio and limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense, depreciation and amortization expense, and other adjustments as defined in the amended and restated credit agreement. We were in compliance with all of the covenants under the credit agreement and senior notes as of December 31, 2011. In addition, the amended and restated credit agreement and senior notes include guarantees by all of our domestic subsidiaries (see Note L for additional information).

Also, concurrent with the 2010 merger closing, substantially all outstanding debt of the Predecessor was repaid, including the May 1, 2009 credit agreement term A loan of approximately $149.7 million and term B loan of approximately $229.2 million, the November 20, 2003 8% senior subordinated notes of approximately $150 million and the September 17, 2004 9.75% discount notes of approximately $154.1 million. The Predecessor also recorded a loss on the early extinguishment of debt of approximately $31.2 million in the six-month period ended June 26, 2010, related to the early repayment of the amounts outstanding under the 2009 credit agreement and the senior subordinated notes and discount notes. Included in the loss on early extinguishment of debt is $10.1 million of non-cash write-off of unamortized original issue discount on the May 1, 2009 credit agreement term A and term B loans.

Long-term debt consisted of the following as of the years ended (in thousands):

	December 31, 2011	January 1, 2011
Revolving line of credit	$0	$0
Term loans	806,800	780,025
Senior notes	430,000	430,000
Guaranteed bonds	10,042	11,497
Capital leases	10,379	15,145
MFI Food Canada, Ltd note payable	1,615	2,200
Northern Star Co. note payable	4,688	6,037

	1,263,524	1,244,904

Less:
Current maturities	10,096	9,983
Unamortized original issue discount	12,435	15,722

	$1,240,993	$1,219,199

On December 30, 2011, we made a $29,000,000 voluntary prepayment on the term B loan. The voluntary prepayment was applied to the scheduled amortization payments through December 31, 2012. The provisions of the credit agreement require that we pay any excess cash flow (as defined by the agreement); the amount of this payment will be $2 million and is reflected in our current maturities as of December 31, 2011.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2014. As of December 31, 2011, the outstanding balance was $9.8 million and had an effective interest rate of 3.8%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of December 31, 2011, the outstanding balance was $4.7 million and had an effective interest rate of 3.7%.

Aggregate maturities of our debt and capital leases are as follows (in thousands):

Year Ending,	Capital Leases	Debt	Total
2012	$4,951	$5,463	$10,414
2013	5,894	3,593	9,487
2014	0	4,367	4,367
2015	0	8,684	8,684
2016	0	9,984	9,984
Thereafter	0	1,221,054	1,221,054

	10,845	1,253,145	1,263,990

Less: Amounts representing interest and original issue discount amortization	466	12,435	12,901

	$10,379	$1,240,710	$1,251,089

The following reflects property under capital leases by major classes (in thousands):

	December 31, 2011	January 1, 2011
Machinery and equipment	$15,712	$16,703
Accumulated depreciation	(3,580)	(1,349)

	$12,132	$15,354

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

The components of interest expense, net, are as follows (in thousands):

	Company		Predecessor
	Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year Ended January 2, 2010
Interest expense	$81,985	$47,289	$27,799	$53,728
Amortization of financing costs	7,914	4,119	1,828	3,987
Amortization of original issue discount on long-term debt	2,164	1,578	1,570	2,371
Mark-to-market on interest rate swap contracts	6,500	0	0	0
Capitalized interest	(374)	(86)	(133)	(468)
Interest income	(49)	(29)	(79)	(434)

Interest expense, net	$98,140	$52,871	$30,985	$59,184

Predecessor Long-term Debt Terms

On May 1, 2009, the Predecessor entered into an amended and restated credit agreement which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan, at an effective interest rate of 6.00% and a $250,000,000 term B loan, at an effective interest rate of 6.50%, both term loans were issued at a discount. The revolving credit facility and the term A loan were to mature November 1, 2012 and the term B loan was to mature May 1, 2014. In conjunction with the 2009 amendment and restatement the Predecessor incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

On July 31, 2009, the Predecessor made voluntary prepayments of $30,000,000 on the term A loan and $3,750,000 on the term B loan. On December 31, 2009, the Predecessor made voluntary prepayments of $20,300,000 on the term A loan and $17,000,000 on the term B loan.

In November 2003, the Predecessor issued $150,000,000 of 8% senior subordinated notes due November 2013, which were subordinated to the Predecessor’s credit agreement. In September 2004, the Predecessor issued $100,001,000 of 9.75% senior discount notes due October 1, 2013. The fully accreted balance of these notes as of January 2, 2010 was $154.1 million. Beginning October 1, 2009, the Predecessor began making semi-annual interest payments on the notes.

NOTE D—INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	Company		Predecessor
	Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year Ended January 2, 2010
Current:
Federal	$6,180	$9,375	$0	$29,653
State	2,447	1,177	1,129	3,401

	8,627	10,552	1,129	33,054

Deferred:
Federal	1,715	(10,026)	(14,268)	(540)
Foreign	(10)	(60)	46	238
State	(11,047)	(715)	(672)	(62)

	(9,342)	(10,801)	(14,894)	(364)

	$(715)	$(249)	$(13,765)	$32,690

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows (in thousands):

	December 31, 2011	January 1, 2011
Current deferred income taxes:
Flock inventories	$(6,974)	$(6,216)
Hedging	(827)	(1,109)
Other, primarily accrued expenses	8,501	8,439

	700	1,114
Valuation allowance	(55)	0

Total current deferred income taxes	645	1,114
Non-current deferred income taxes:
Depreciation	(51,784)	(53,862)
Customer relationships	(174,271)	(190,135)
Trademarks and licenses	(40,041)	(41,561)
Goodwill	(1,131)	(479)
Net operating loss carryforwards	1,766	2,180
Debt issuance costs	(11,681)	632
Other	5,451	1,560

	(271,691)	(281,665)
Valuation allowance	(4,773)	(4,774)

Total non-current deferred income taxes	(276,464)	(286,439)

Total deferred income taxes	$(275,819)	$(285,325)

A valuation allowance has been recorded against the deferred tax assets of certain of our foreign joint ventures and subsidiaries based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. The 2011 change in the valuation allowance relating to those deferred tax assets was due to a combination of currency rate fluctuations, the operating loss of our foreign subsidiary, and a change in the tax rate used to determine our deferred taxes. The table below summarizes the change in the valuation allowance (in thousands):

	Company		Predecessor
	December 31,	January 1,	June 26,	January 2,
	2011	2011	2010	2010
Valuation allowance at beginning of period	$4,774	$2,694	$2,711	$2,264
Change related to current period items	437	262	(35)	292
Change related to foreign currency fluctuation	(65)	124	18	155
Change in tax rate for deferred taxes	(318)	0	0	0
Business combination accounting adjustments	0	1,694	0	0

Valuation allowance at end of period	$4,828	$4,774	$2,694	$2,711

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings (loss), before equity in losses of unconsolidated subsidiary:

	Company		Predecessor
	Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year Ended January 2, 2010
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal impact	8.8%	9.2%	(0.6)%	2.3%
Change in state tax rate for deferred taxes	(48.4)%	0.0%	0.0%	0.0%
Qualified production activities deduction	(4.3)%	(32.5)%	0.0%	(2.1)%
Other permanent differences	2.4%	(15.5)%	(2.4)%	(0.1)%
Valuation allowance	0.4%	11.9%	0.1%	0.5%
Other	1.0%	(15.8)%	(3.4)%	(0.4)%

	(5.1)%	(7.7)%	28.7%	35.2%

The effective tax rate for the year ended December 31, 2011 was impacted by a change in the state tax rate used to determine our deferred income tax assets and liabilities. That rate changed due to changes in enacted state laws, changes in the composition of the groups that file in certain states and other changes to the apportionment of income to various states. This change did not impact cash taxes paid. Additionally, the American Jobs Creation Act of 2004 created a tax deduction equal to the applicable percentage of the qualified production activities income for tax years beginning after December 31, 2004. The qualified production activities deduction is a deduction allowed on the tax return equal to 9% of the lesser of 1) qualified production activities income for the year or 2) taxable income, without regard to this deduction, for the year. The applicable percentage for 2009 was 6%, and is 9% thereafter.

We have foreign net operating loss carryforwards of approximately $6,540,000 which expire from 2025 through 2030.

Accounting for Uncertainty in Income Taxes

Following is a roll-forward of our unrecognized tax benefits (in thousands):

	Company		Predecessor
	December 31,	January 1,	June 26,	January 2,
	2011	2011	2010	2010
Total unrecognized tax benefits at beginning of period	$3,791	$4,873	$3,198	$3,409
Gross increase (decrease) for tax positions taken in prior periods	712	(385)	0	40
Gross increase for tax positions taken in current period	126	88	1,675	127
Reductions relating to settlements with taxing authorities	0	(367)	0	0
Reductions as a result of a lapse of applicable statute of limitations	(508)	(418)	0	(378)

Total unrecognized tax benefits at end of period	$4,121	$3,791	$4,873	$3,198

The total liability associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2,874,000 at December 31, 2011.

The Company accrues interest and penalties associated with unrecognized tax benefits as interest expense in the consolidated statement of operations, and the corresponding liability in accrued interest in the consolidated balance sheet. Expenses of approximately $56,000, $137,000 and $213,000 for interest and penalties were reflected in the consolidated statement of operations for the year ended December 31, 2011, the six-month period ended June 26, 2010 and for the year ended January 2, 2010. In the statement of operations for the six months ended January 1, 2011, we had a benefit of approximately $124,000 reflecting the effect of the closing of statutes of limitations and settlements with taxing authorities. The corresponding liabilities in the consolidated balance sheet were approximately $1,013,000 and $956,000 at December 31, 2011 and January 1, 2011.

Included in the balance of unrecognized tax benefits for 2011 are tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We estimate that it is reasonably possible that $600,000 to $800,000 of unrecognized tax benefits could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes.

Our uncertain tax positions are related to tax years that remain subject to examination. As of December 31, 2011, the United States and Iowa jurisdictions remain subject to examination for tax years 2008 through 2011, and the Minnesota, New Jersey and Wisconsin jurisdictions for tax years 2007 through 2011. We are in the beginning stages of an examination by the Internal Revenue Service for the six-month period ended June 26, 2010.

NOTE E—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions were $3,380,000, $1,811,000, $1,592,000 and $3,131,000 in the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010.

We also contribute to one union-defined contribution retirement plan which totaled $31,000, $21,000, $19,000 and $40,000 for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010.

NOTE F—RELATED PARTY TRANSACTIONS

Pursuant to a Management Agreement with Goldman, Sachs & Co. and THL Managers V, LLC, (together, the “managers”) we pay the managers an annual fee of $2,250,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The Predecessor had a similar agreement with THL Managers V, LLC. The management fees were $2,300,000, $1,135,501, $1,072,005 and $2,144,010 in the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010 included in selling, general and administrative expenses.

On June 29, 2010, MFI Holding paid the managers a one-time transaction fee in connection with the merger in an aggregate amount equal to $16,750,000. This fee consisted of three components: 1) Predecessor transaction costs of $364,000 that were paid on behalf of the Predecessor and were included as transaction costs in the statement of operations for the six months ended June 26, 2010; 2) debt financing costs of $9,286,000 incurred on behalf of the Company that were capitalized as part of deferred financing costs and are being amortized over the term of the debt; and 3) buyer-related transaction costs of $7,100,000 that the Company paid on behalf of the Parent but that did not benefit the Company and was therefore recorded as a portion of the dividend to Parent for transaction costs paid during the six months ended January 1, 2011. We will also pay to the managers a 1% transaction fee (based on the total value of the transaction) in connection with certain transactions during the term of the Management Agreement, including acquisitions, sales or dispositions of assets or equity interests or similar transactions involving the Company or any of its subsidiaries.

NOTE G—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2024. The leases provide that real estate taxes, insurance, and maintenance expenses are our obligations. In addition, we lease some of our transportation and manufacturing equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $9,562,000, $5,004,000, $4,873,000 and $9,774,000 for the year ended December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010 and the year ended January 2, 2010.

The following is a schedule of minimum rental commitments for base rent for the years ending (in thousands):

2012	$5,205
2013	4,895
2014	4,657
2015	4,609
2016	4,228
Thereafter	18,780

$42,374

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2011 was approximately $12,746,000, of which $10,042,000 was included in our debt balance ($1.6 million in current maturities and $8.4 million in long-term debt) (see Note C).

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 62% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. Two egg suppliers each provide more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers under existing contracts will approximate $267.9 million in 2012, $221.1 million in 2013, $208.8 million in 2014, $204.7 million in 2015, and $177.6 million in 2016. The 2012 amount represents approximately 37% of our anticipated total egg requirements for the year. In addition, we have contracts to purchase potatoes that expire in 2012. These contracts will supply approximately 44% of the Refrigerated Potato Products Division’s raw potato needs in 2012. One potato supplier is expected to provide approximately 23% of our 2012 potato requirements. We purchase our cheese from numerous vendors on the open market at prevailing market prices.

Predecessor’s Deferred Compensation Plan

The Predecessor sponsored the 2003 Deferred Compensation Plan (“Plan”) covering certain current and former members of management of the Company. Under terms of the Plan, certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the Predecessor and its parent into Michael Foods Investors, LLC. The Plan was nonqualified and unfunded. Each participant’s deferred compensation account under the Plan accrued an annual 8% return. Participants in the Plan received a full distribution from their deferred compensation account balances as a result of the June 26, 2010 merger. The Predecessor recorded approximately $1,444,000 and $1,519,000 of preferred return on the deferred compensation in the six-month period ended June 26, 2010 and for the year ended January 2, 2010.

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; the one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court.

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

Both Michael Foods, Inc. and NPE have moved for summary judgment on several claims in the case. Barring an award of summary judgment, trial in the consolidated cases is scheduled for June 4, 2012.

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that from 2004 to present, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We have not recorded a liability for the alleged underbilling as we believe there is no merit in this claim. The parties have recently been engaged in mediation and settlement discussions.

We do not believe it is possible to estimate any possible loss in connection with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.

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

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At December 31, 2011 and January 1, 2011, we had 5,000 shares of common stock authorized and 100 shares issued and outstanding with a $0.01 par value. All common shares were issued to Midco, a wholly owned subsidiary of MFI Holding.

Additional Paid In Capital

We recorded a non-cash capital investment from our parent of $265,000 in the year ended December 31, 2011 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated federal tax return.

Dividend

During March 2011, the Company used the proceeds from the expansion of the term B loan to pay a cash dividend of $65 million to Midco, which paid a dividend to MFI Holding, which subsequently distributed the dividend funds to its shareholders.

NOTE I—STOCK-BASED COMPENSATION

MFI Holding Corporation Equity Incentive Plan

Effective July 30, 2010, MFI Holding adopted the MFI Holding Corporation Equity Incentive Plan (the “Plan”) to (a) assist the Company and its affiliated companies in recruiting and retaining employees, directors and consultants; (b) provide employees, directors and consultants with an incentive for productivity; and (c) provide employees, directors and consultants with an opportunity to share in the growth and value of the company. The maximum number of shares that may be subject to the Plan is 71,065. At December 31, 2011, there were 9,002 shares remaining available for issuance. Under the form of option agreement used under the Plan, the term of the options commences on the date of grant and expires on the tenth anniversary of the date of grant unless earlier terminated or cancelled. The exercise price per share purchasable under each option will be determined by the Compensation Committee of the MFI Holding Board of Directors; provided, however, that such exercise price shall not be less than the fair market value of the share on the date such option is granted. The fair market value during the year ended December 31, 2011 was determined by the Compensation Committee after consulting a third party valuation. The fair market value during the six-month period ended January 1, 2011 was determined to be the price paid per share for M-Foods Holdings, Inc. per the June 29, 2010 merger. The Plan includes non-qualified time-vesting and performance-vesting options. The options and accrued stock compensation associated with the options is classified as equity and is being expensed during the requisite service periods. We recorded $1,947,000 and $1,042,000 for the year ended December 31, 2011 and the six-month period ended January 1, 2011 related to stock-based compensation. As of December 31, 2011, the total compensation cost for nonvested awards not yet recognized in our statements of operations was $7,638,000. This amount will be expensed over the balance of the vesting periods, approximately 3.62 years.

During March 2011, MFI Holding paid its shareholders a $65 million dividend. The Plan’s provisions require that in the event of a dividend, an appropriate adjustment will be made to the outstanding option shares granted or their exercise prices in order to prevent dilution. Concurrent with the MFI Holding dividend payment, its Compensation Committee adopted a resolution that modified the exercise prices of the 40,664 performance-vesting stock options and 17,913 time-vesting stock options outstanding at that time by an amount intended to prevent dilution in the value of the options. The required adjustment did not affect the fair value of the options outstanding and no incremental stock-based compensation was recorded.

The weighted-average grant-date fair value of time-vesting Class A options granted in 2011 and 2010 under the Plan was $745.90 and $585.82, respectively. The fair value of shares vesting in 2011 was $2,070,000; no shares vested in 2010. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2011	2010
Risk-free interest rate	1.51%-1.87%	1.58%
Expected term (in years)	5	5
Expected volatility	32.78%-32.96%	30.41%
Expected dividends	None	None

The time-vesting options (Class A) have a service condition and vest 20% on the anniversary date of the grant each year for five years, commencing on the first anniversary date of the grant. They also include a performance condition which is triggered upon the occurrence of a change in control, at which time the option shall, to the extent not then vested, automatically become fully vested and exercisable. Vested options may be exercised in whole or in part at any time and from time to time during the term by giving written notice of exercise. Upon exercise and execution of a Stockholders Agreement between MFI Holding and the grantee, shares will be issued to the grantee. In certain instances, agreed to by the Compensation Committee of the MFI Holding Board of Directors, payment for exercise and applicable withholding may be made with shares (issued or to be issued as part of the exercise), and such shares to be valued at the fair market value on the date of such exercise. All shares received pursuant to time-vesting nonqualified stock option exercises will be subject to the Company’s Stockholders Agreement, which grants the Company a call right with respect to such shares in the event of termination of the holder’s employment.

The performance-vesting awards include three classes of options (referred to as Class B, C and D options), each granted at differing option strike prices. Each class of performance-vesting options, at the classes’ corresponding option strike price, is treated as if it were a separate option, each which may be exercised individually. The performance-vesting options become vested and exercisable with respect to 100% of the aggregate number of the shares only upon the consummation of a liquidity event as defined in the Plan. A liquidity event will be deemed to have occurred when the existing owner group sells all of the equity securities of the company or has achieved a defined return on investment. For purposes of determining whether a liquidity event has occurred, the applicable return on initial investment (“ROI”) threshold is a minimum return of two times. The performance-vesting options are forfeited upon termination of employment. Based upon the performance conditions (liquidity event, as defined and ROI threshold of two times) for vesting of the performance-vesting options, the conditions will not be satisfied for class B, C or D options to become vested until a liquidity event is initiated. Therefore, we have not recorded compensation cost for performance-vesting options and we will reassess the probability of meeting the performance conditions quarterly or as business circumstances suggest that a liquidity event is likely.

Information regarding outstanding stock options follows:

	Time-Vesting		Performance Vesting
	Class A Options	Weighted- average Exercise Price Per Share	Class B Options	Weighted- average Exercise Price Per Share	Class C Options	Weighted- average Exercise Price Per Share	Class D Options	Weighted- average Exercise Price Per Share
Outstanding at January 1, 2011	17,779	$1,714.77	23,282	$4,191.42	9,941	$5,677.41	7,440	$6,668.07
Granted	667	1,862.19	1,698	4,191.42	1,502	5,677.41	1,786	6,668.07
Exercised	0		0		0		0
Forfeited	(556)	1,714.77	(802)	4,191.42	(372)	5,677.41	(303)	6,668.07

Outstanding at December 31, 2011	17,890	1,720.26	24,178	4,191.42	11,072	5,677.41	8,923	6,668.07

Exercisable at December 31, 2011	3,463	1,714.77	0		0		0

Weighted-Average Remaining Contractual Term Outstanding at period end	8.61		8.67		8.67		8.67

Exercisable at period end	8.55

		Weighted- average Grant Date Fair Value Per Share
Nonvested at January 1, 2011	7,779	$585.82	23,282		9,941		7,440
Granted	667	745.90	1,698		1,502		1,786
Vested	(3,534)	585.82	0		0		0
Forfeited	(485)	589.70	(802)		(372)		(303)

Nonvested at December 31, 2011	14,427	593.09	24,178		11,072		8,923

Predecessor’s 2003 Stock Option Plan

In November 2003, M-Foods Holdings, Inc. adopted the 2003 Stock Option Plan. Under the 2003 Stock Option Plan, M-Foods Holdings, Inc. granted incentive stock options to our employees. The accounting for the 2003 Stock Option Plan is included in the Predecessor’s statement of operations for the periods presented. As there was no established market for M-Foods Holdings, Inc.’s common stock, the value was determined using a market approach as determined by a formula and fixed periodically by their Board of Directors. The formula to value M-Foods Holdings, Inc.’s common stock was its earnings before interest, taxes, depreciation, amortization and other adjustments (as defined by the credit agreement) for the last twelve months times an EBITDA multiple to approximate fair value; less debt and accrued interest; plus cash and the exercise value of options then outstanding; divided by common stock and option shares outstanding at any given fiscal quarter or year end. The options had a term of 10 years and vested over five years, with potential for earlier vesting upon a change in control of the Company. There were 28,871 shares outstanding at the time of the 2010 merger with a weighted average exercise price of $726.09. The Predecessor had 2,870 shares vest during the six-month period ended June 26, 2010 with a weighted average grant date fair value of $356.14. The fair value of shares that vested during the period ended June 26, 2010 was $1,022,000 and $286,000 for the year ended January 2, 2010. There were no options granted under the 2003 Stock Option Plan during 2010.

The Predecessor recorded $35.6 million of compensation cost upon the accelerated vesting of options due to the change in control on June 29, 2010. This amount represents the cash compensation accrued at June 26, 2010 and subsequently paid to optionholders for the difference between the implied price per share paid for the Predecessor in the merger and the exercise price of their outstanding options, less the compensation expense previously recorded on those shares. In 2010, the Predecessor realized tax benefits of approximately $14 million from the exercise of stock options upon the completion of merger and related payments on stock options then outstanding. The Predecessor recorded expenses of $35,762,000 and $487,000 in the six month period ended June 26, 2010 and the year ended January 2, 2010.

NOTE J—SUBSEQUENT EVENTS

On January 26, 2012, we voluntarily recalled certain hardcooked egg products manufactured in late December 2011 at our Wakefield, Nebraska plant. As the related products were sold to customers in 2012, the costs associated with the recall will be recorded in 2012. We have not included any of these expenses in our 2011 results. At this time, we are still assessing the full impact of this recall. We currently expect the direct charges associated with the recall to be between $1 and $2 million.

NOTE K—BUSINESS SEGMENTS

Our business activities are consistent with those of our Predecessor and continue to be organized around three business segments as follows:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, food ingredient and retail markets primarily throughout North America, and to certain export markets.

Crystal Farms distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force and independent brokers to retail and wholesale markets throughout much of the United States.

Refrigerated Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force and independent brokers to foodservice and retail markets throughout the United States.

Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. We evaluate the performance of our business segments and allocated resources to them based primarily on operating profit, defined as earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. Our corporate office maintains a majority of our cash under our cash management policy. See Note L for disclosure of our foreign operations represented in the Non-Guarantor Subsidiary column of the respective statements.

We have the following concentrations in sales and accounts receivable for major customers with revenues recorded in all three segments of our business:

	Sales
	Company		Predecessor
	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended	Accounts Receivable
	December 31,	January 1,	June 26,	January 2,	December 31,	January 1,
	2011	2011	2010	2010	2011	2011
Customer A	10%	10%	10%	11%	12%	12%
Customer B	13%	12%	12%	12%	13%	12%

Certain financial information for our operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Crystal Farms	Corporate & Eliminations	Total
Company
Year ended December 31, 2011
External net sales	$1,184,253	$127,252	$455,083	$0	$1,766,588
Intersegment sales	20,041	7,255	0	(27,296)	0
Operating profit (loss)	100,347	14,213	21,248	(19,648)	116,160
Total assets	1,546,651	239,535	225,728	129,915	2,141,829
Depreciation and amortization	78,443	11,048	7,748	7	97,246
Capital expenditures	42,589	1,483	1,158	0	45,230

Six months ended January 1, 2011
External net sales	$566,231	$65,040	$227,035	$0	$858,306
Intersegment sales	8,836	4,482	0	(13,318)	0
Operating profit (loss)	48,859	3,636	8,586	(5,692)	55,389
Total assets	1,568,733	248,938	209,619	136,808	2,164,098
Depreciation and amortization	40,221	5,511	4,027	3	49,762
Capital expenditures	16,843	3,087	605	6	20,541

Predecessor
Six months ended June 26, 2010
External net sales	$508,085	$57,661	$178,249	$0	$743,995
Intersegment sales	7,073	3,423	0	(10,496)	0
Operating profit (loss)	64,303	(7,074)	12,272	(55,267)	14,234
Total assets	936,738	168,980	109,891	119,672	1,335,281
Depreciation and amortization	23,082	10,633	2,292	2	36,009
Capital expenditures	12,286	9,638	430	0	22,354

Year ended January 2, 2010
External net sales	$1,046,791	$119,219	$376,769	$0	$1,542,779
Intersegment sales	12,979	6,609	0	(19,588)	0
Operating profit (loss)	133,162	710	34,823	(13,412)	155,283
Total assets	934,363	169,106	114,236	89,958	1,307,663
Depreciation and amortization	47,587	11,366	4,315	4	63,272
Capital expenditures	22,040	39,984	2,109	0	64,133

NOTE L—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries, jointly and severally, and fully and unconditionally guarantee the credit agreement and senior notes.

The following condensed consolidating financial information presents our condensed consolidated balance sheets as of December 31, 2011 and January 1, 2011, and the condensed consolidating statements of operations and statements of cash flows for our year ended December 31, 2011 and six-month period ended January 1, 2011 and Predecessor’s six-month period ended June 26, 2010 and year ended January 2, 2010. For the Company’s December 31, 2011 and January 1, 2011 periods, the financial statements reflect Michael Foods Group, Inc. (Corporate), the 100% owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis. For the Predecessor’s June 26, 2010 and January 2, 2010 periods, the financial statements reflect M-Foods Holdings, Inc. (Predecessor Corporate), the 100% owned Predecessor guarantor subsidiaries (on a combined basis), the Predecessor non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheet

December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$68,118	$0	$0	$68,118
Accounts receivable, less allowances	0	149,089	4,977	(1,007)	153,059
Inventories	0	141,990	7,517	0	149,507
Prepaid expenses and other	774	11,131	111	0	12,016

Total current assets	774	370,328	12,605	(1,007)	382,700

Property, Plant and Equipment—net	0	281,214	7,750	0	288,964

Goodwill	0	822,960	6,886	0	829,846
Intangibles and other assets	852,828	612,040	0	(824,549)	640,319
Investment in subsidiaries	834,643	2,644	0	(837,287)	0

Total assets	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,000	$6,959	$1,137	$0	$10,096
Accounts payable	0	88,825	3,088	(1,007)	90,906
Accrued liabilities	20,212	66,864	1,710	0	88,786

Total current liabilities	22,212	162,648	5,935	(1,007)	189,788
Long-term debt, less current maturities	1,222,365	824,351	18,826	(824,549)	1,240,993
Deferred income taxes	9,084	267,380	0	0	276,464
Other long-term liabilities	10,621	0	0	0	10,621
Shareholder’s equity	423,963	834,807	2,480	(837,287)	423,963

Total liabilities and shareholder’s equity	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Company

Condensed Consolidating Balance Sheet

January 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,610	$1,195	$0	$44,805
Accounts receivable, less allowances	0	134,605	5,661	0	140,266
Inventories	0	127,615	5,516	0	133,131
Prepaid expenses and other	22,364	10,604	75	0	33,043

Total current assets	22,364	316,434	12,447	0	351,245

Property, Plant and Equipment—net	0	299,238	11,078	0	310,316

Other assets:
Goodwill	0	822,558	7,036	0	829,594
Intangibles and other assets	48,545	642,934	0	(18,536)	672,943
Investment in subsidiaries	1,622,274	4,617	0	(1,626,891)	0

	1,670,819	1,470,109	7,036	(1,645,427)	1,502,537

Total assets	$1,693,183	$2,085,781	$30,561	$(1,645,427)	$2,164,098

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$1,875	$6,687	$1,421	$0	$9,983
Accounts payable	0	68,484	1,837	0	70,321
Accrued liabilities	22,058	76,710	1,982	0	100,750

Total current liabilities	23,933	151,881	5,240	0	181,054
Long-term debt, less current maturities	1,192,428	24,510	20,797	(18,536)	1,219,199
Deferred income taxes	(584)	287,023	0	0	286,439
Other long-term liabilities	3,791	0	0	0	3,791
Shareholder’s equity	473,615	1,622,367	4,524	(1,626,891)	473,615

Total liabilities and shareholder’s equity	$1,693,183	$2,085,781	$30,561	$(1,645,427)	$2,164,098

Company

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,725,862	$53,265	$(12,539)	$1,766,588
Cost of sales	0	1,455,349	50,765	(12,539)	1,493,575

Gross profit	0	270,513	2,500	0	273,013
Selling, general and administrative expenses	5,111	148,869	2,873	0	156,853

Operating profit (loss)	(5,111)	121,644	(373)	0	116,160
Interest expense, net	79,028	17,624	1,488	0	98,140
Unrealized loss on currency transactions	0	390	0	0	390
Loss on early extinguishment of debt	3,527	0	0	0	3,527

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(87,666)	103,630	(1,861)	0	14,103
Equity in earnings (loss) of subsidiaries	62,668	(1,851)	0	(60,817)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(24,998)	101,779	(1,861)	(60,817)	14,103
Income tax expense (benefit)	(39,287)	38,582	(10)	0	(715)
Equity in losses of unconsolidated subsidary	0	529	0	0	529

Net earnings (loss)	$14,289	$62,668	$(1,851)	$(60,817)	$14,289

Company

Condensed Consolidating Statements of Operations

For the Six Months Ended January 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$840,307	$27,025	$(9,026)	$858,306
Cost of sales	0	710,103	25,755	(9,026)	726,832

Gross profit	0	130,204	1,270	0	131,474
Selling, general and administrative expenses	0	74,437	1,648	0	76,085

Operating profit (loss)	0	55,767	(378)	0	55,389
Interest expense, net	52,315	(275)	831	0	52,871
Unrealized gain on currency transactions	0	(738)	0	0	(738)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(52,315)	56,780	(1,209)	0	3,256
Equity in earnings (loss) of subsidiaries	35,857	(1,149)	0	(34,708)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(16,458)	55,631	(1,209)	(34,708)	3,256
Income tax expense (benefit)	(19,735)	19,546	(60)	0	(249)
Equity in losses of unconsolidated subsidary	0	228	0	0	228

Net earnings (loss)	$3,277	$35,857	$(1,149)	$(34,708)	$3,277

Predecessor

Condensed Consolidating Statements of Operations

For the Six Months Ended June 26, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$724,649	$27,352	$(8,006)	$743,995
Cost of sales	0	595,789	24,965	(8,006)	612,748

Gross profit	0	128,860	2,387	0	131,247
Selling, general and administrative expenses	0	100,650	1,633	0	102,283
Transaction costs	0	14,730	0	0	14,730

Operating profit	0	13,480	754	0	14,234
Interest expense, net	7,533	22,654	798	0	30,985
Loss on early extinguishment of debt	6,388	24,850	0	0	31,238

Loss before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,921)	(34,024)	(44)	0	(47,989)
Equity in earnings (loss) of subsidiaries	(23,987)	31	0	23,956	0

Loss before income taxes and equity in losses of unconsolidated subsidiary	(37,908)	(33,993)	(44)	23,956	(47,989)
Income tax benefit	(3,625)	(10,065)	(75)	0	(13,765)
Equity in losses of unconsolidated subsidary	0	59	0	0	59

Net earnings (loss)	$(34,283)	$(23,987)	$31	$23,956	$(34,283)

Predecessor

Condensed Consolidating Statements of Operations

For the Year Ended January 2, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,505,889	$52,363	$(15,473)	$1,542,779
Cost of sales	0	1,210,548	46,538	(15,473)	1,241,613

Gross profit	0	295,341	5,825	0	301,166
Selling, general and administrative expenses	0	141,748	4,135	0	145,883

Operating profit	0	153,593	1,690	0	155,283
Interest expense, net	14,846	42,768	1,570	0	59,184
Loss on early extinguishment of debt	0	3,237	0	0	3,237

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(14,846)	107,588	120	0	92,862
Equity in earnings (loss) of subsidiaries	69,464	(118)	0	(69,346)	0

Earnings before income taxes	54,618	107,470	120	(69,346)	92,862
Income tax expense (benefit)	(5,554)	38,006	238	0	32,690

Net earnings (loss)	$60,172	$69,464	$(118)	$(69,346)	$60,172

Company

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$3,121	$122,160	$(2,112)	$123,169
Cash flows from investing activities:
Capital expenditures	0	(44,868)	(362)	(45,230)
Investments in and equity adjustments of joint ventures and other	0	(850)	0	(850)

Net cash used in investing activities	0	(45,718)	(362)	(46,080)
Cash flows from financing activities:
Payments on long-term debt	(813,225)	(6,688)	(1,453)	(821,366)
Proceeds from long-term debt	840,000	0	0	840,000
Deferred financing costs	(7,241)	0	0	(7,241)
Dividend to parent	(65,096)	0	0	(65,096)
Additional capital invested by (dividend paid to) parent	42,441	(45,246)	2,805	0

Net cash provided by (used in) financing activities	(3,121)	(51,934)	1,352	(53,703)
Effect of exchange rate changes on cash	0	0	(73)	(73)

Net increase (decrease) in cash and equivalents	0	24,508	(1,195)	23,313
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$68,118	$0	$68,118

Company

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended January 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$22,881	$47,336	$1,110	$71,327
Cash flows from investing activities:
Capital expenditures	0	(19,801)	(740)	(20,541)
Business acquisition (net of cash acquired)	(1,675,000)	63,073	2,111	(1,609,816)
Investments in and equity adjustments of joint ventures and other	0	318	0	318

Net cash provided by (used in) investing activities	(1,675,000)	43,590	1,371	(1,630,039)
Cash flows from financing activities:
Payments on long-term debt	(9,975)	(3,361)	(1,339)	(14,675)
Proceeds from long-term debt	1,202,700	0	0	1,202,700
Deferred financing costs	(52,337)	0	0	(52,337)
Capital investment by parent	527,105	(43,955)	0	483,150
Dividend to parent for transaction costs	(15,374)	0	0	(15,374)

Net cash provided by (used in) financing activities	1,652,119	(47,316)	(1,339)	1,603,464
Effect of exchange rate changes on cash	0	0	53	53

Net increase in cash and equivalents	0	43,610	1,195	44,805
Cash and equivalents at beginning of period	0	0	0	0

Cash and equivalents at end of period	$0	$43,610	$1,195	$44,805

Predecessor

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 26, 2010

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

Predecessor

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 2, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(7,511)	$141,451	$1,396	$135,336
Cash flows from investing activities:
Capital expenditures	0	(62,731)	(1,402)	(64,133)
Investment in other assets	0	(5,262)	(281)	(5,543)

Net cash used in investing activities	0	(67,993)	(1,683)	(69,676)
Cash flows from financing activities:
Payments on long-term debt	0	(499,543)	(1,086)	(500,629)
Proceeds from long-term debt	0	452,942	0	452,942
Payments on stock option exercises/share repurchases	0	(222)	0	(222)
Additional capital invested by (dividend paid to) parent	7,511	(7,611)	0	(100)
Deferred financing costs	0	(9,095)	0	(9,095)

Net cash (used in) provided by financing activities	7,511	(63,529)	(1,086)	(57,104)
Effect of exchange rate changes on cash	0	0	451	451

Net increase (decrease) in cash and equivalents	0	9,929	(922)	9,007
Cash and equivalents at beginning of year	0	76,260	1,794	78,054

Cash and equivalents at end of year	$0	$86,189	$872	$87,061

NOTE M—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, in thousands)
	First	Second		Third		Fourth
Company
For the period ended December 31, 2011
Net sales	$417,101	$420,019		$459,487		$469,981
Gross profit	72,613	58,082		66,020		76,298
Net earnings (loss)	(435)	(5,166	) (c)	570		19,320

For the period ended January 1, 2011
Net sales				$429,371		$428,935
Gross profit				56,955	(b)	74,519
Net earnings (loss)				(5,867	) (b)	9,144
Predecessor
For the period ended June 26, 2010
Net sales	$395,302	$348,693
Gross profit	73,241	58,006
Net earnings (loss)	17,491	(51,774	) (a)

(a)	Impacted by the transaction and share-based compensation costs associated with the 2010 merger.
(b)	Impacted by the purchase accounting effects of the 2010 merger.
(c)	Impacted by the costs associated with our February 2011 amended and restated credit agreement and the registration of the senior notes with the Securities and Exchange Commission.