Form 10-Q
period 2012-03-31
MICHAEL FOODS GROUP, INC.
filed 2012-05-15
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of May 15, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and equivalents	$79,236	$68,118
Accounts receivable, less allowances	156,151	153,059
Inventories	144,385	149,507
Prepaid expenses and other	11,220	12,016

Total Current Assets	390,992	382,700
Property, Plant and Equipment
Land	9,073	9,073
Buildings and improvements	118,242	118,096
Machinery and equipment	264,631	260,015

Total Property, Plant and Equipment	391,946	387,184
Less accumulated depreciation	115,121	98,220

Property, Plant and Equipment, net	276,825	288,964
Goodwill	830,003	829,846
Intangible assets, net	577,508	585,208
Deferred financing costs	44,146	46,027
Other assets	8,891	9,084

Total Assets	$2,128,365	$2,141,829

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$9,962	$10,096
Accounts payable	72,540	90,906
Accrued liabilities
Compensation	14,420	10,234
Customer programs	34,193	35,686
Interest	9,797	20,420
Income taxes	9,293	0
Other	24,958	22,446

Total Current Liabilities	175,163	189,788
Long-term debt, less current maturities	1,239,354	1,240,993
Deferred income taxes	269,498	276,464
Other long-term liabilities	10,434	10,621
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of March 31, 2012 and December 31, 2011	0	0
Additional paid-in capital	411,900	411,162
Retained earnings	20,921	12,338
Accumulated other comprehensive income	1,095	463

Total Shareholder’s Equity	433,916	423,963

Total Liabilities and Shareholder’s Equity	$2,128,365	$2,141,829

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the three months ended March 31, 2012 and April 2, 2011

(Unaudited, in thousands)

	2012	2011
Net sales	$444,826	$417,101
Cost of sales	365,425	344,488

Gross profit	79,401	72,613
Selling, general and administrative expenses	42,680	45,021

Operating profit	36,721	27,592
Interest expense, net	22,769	25,205
Unrealized gain on currency transactions	(403)	(579)
Loss on early extinguishment of debt	0	3,527

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	14,355	(561)
Income tax expense (benefit)	4,810	(245)
Equity in losses of unconsolidated subsidiary	193	119

Net earnings (loss)	9,352	(435)

Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	410	551
Foreign currency translation adjustment	222	(69)

Other comprehensive income	632	482

Comprehensive income	$9,984	$47

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the three months ended March 31, 2012

(Unaudited, in thousands, except shares)

					Accumulated
			Additional		Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholder’s
	Issued	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2011	100	$0	$411,162	$12,338	$463	$423,963
Stock option compensation			524			524
Capital invested by parent			214			214
Dividend to parent				(769)		(769)
Net earnings				9,352		9,352
Foreign currency translation adjustment					222	222
Change in fair value of derivatives, net of tax					410	410

Balance at March 31, 2012	100	$0	$411,900	$20,921	$1,095	$433,916

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and April 2, 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$9,352	$(435)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,947	16,774
Amortization of intangibles	7,700	7,700
Amortization of deferred financing costs	1,919	2,031
Write-off of deferred financing costs	0	1,845
Amortization of original issue discount on long-term debt	508	580
Write-off of original issue discount on long-term debt	0	1,123
Deferred income taxes	(6,911)	64
Non-cash stock option compensation	524	525
Changes in operating assets and liabilities:
Accounts receivable	(2,969)	(10,632)
Inventories	5,314	(12,640)
Prepaid expenses, income taxes and other	1,163	(3,132)
Accounts payable	(18,458)	(73)
Accrued liabilities	3,813	(20,623)

Net cash provided by (used in) operating activities	18,902	(16,893)
Cash flows from investing activities:
Capital expenditures	(4,637)	(9,608)

Net cash used in investing activities	(4,637)	(9,608)
Cash flows from financing activities:
Payments on long-term debt	(2,330)	(782,249)
Proceeds from long-term debt	0	840,000
Dividend to parent	(769)	(65,000)
Deferred financing costs	(38)	(7,160)

Net cash used in financing activities	(3,137)	(14,409)
Effect of exchange rate changes on cash	(10)	1

Net increase (decrease) in cash and equivalents	11,118	(40,909)
Cash and equivalents at beginning of period	68,118	44,805

Cash and equivalents at end of period	$79,236	$3,896

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$214	$265

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended March 31, 2012 and April 2, 2011 were 13-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations and cash flows for the three-month periods ended March 31, 2012 and April 2, 2011 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to accounting guidance for improved fair value measurement and disclosures. The update represents converged guidance between U.S. GAAP and International Financial Reporting Standards (IFRS) resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance was effective for our fiscal year beginning January 1, 2012 and the adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance on goodwill impairment testing that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test. The assessment examines qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is or is not less than its carrying amount. This new guidance was effective for our fiscal year beginning January 1, 2012 and the adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance on presentation of comprehensive income that requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued a deferral of the effective date for presentations of reclassifications of items out of accumulated other comprehensive income (loss). The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income was effective for our fiscal year beginning January 1, 2012 and the adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

There was no other accounting pronouncement adopted during the three-month period ended March 31, 2012 that had a material impact on our financial position, operating results or disclosures.

Recent Accounting Pronouncements to be Adopted

There were no new accounting pronouncements issued during the three-month period ended March 31, 2012 that are expected to have material impacts on our financial position, operating results or disclosures.

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, they were included in the Level 3 fair value measurements as of March 31, 2012 and December 31, 2011. A 1% change in the unobservable input would have an approximately $156,000 effect on interest expense. Management has elected to not account for these instruments as hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in other accrued liabilities and the long-term portion is included in other long-term liabilities.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate
Swap
Contracts
Balance at December 31, 2011	$6,500
Unrealized loss included in interest expense	694

Balance at March 31, 2012	$7,194

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended March 31, 2012 and December 31, 2011 (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Derivatives:
Assets:
As of March 31, 2012
Commodity contracts—Grain	$1,986	$0	$1,986	$0

As of December 31, 2011
Commodity contracts—Grain	$2,906	$0	$2,906	$0

Liabilities:
As of March 31, 2012
Commodity contracts—Energy	$183	$0	$183	$0
Interest rate swap contracts	7,194	0	0	7,194

	$7,377	$0	$183	$7,194

As of December 31, 2011
Commodity contracts—Energy	$618	$0	$618	$0
Interest rate swap contracts	6,500	0	0	6,500

	$7,118	$0	$618	$6,500

We have six financial debt instruments, two of which are traded in the public debt securities market. For the two traded instruments, we utilize Level 1 valuation inputs (based upon each instrument’s market trading price) to compute the fair value of financial debt owed to our lenders. The first debt instrument is our credit agreement facility that includes a term B loan. The fair value of the term B loan was $793.9 million compared to its carrying value of $794.9 million (outstanding balance of $806.8 million, less $11.9 million of unamortized original issue discount). The second debt instrument is our senior notes. The fair value of our senior notes was $470.3 million compared to the carrying value of $430.0 million. Our other debt instruments are not available for trading and fair value approximates their carrying value.

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

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying commodity exposures. Our futures contracts for grains are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive income.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in “prepaid expenses and other current assets”, “other accrued liabilities” or “other long-term liabilities,” as appropriate. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the three-month period ended March 31, 2012, we did not discontinue any cash flow hedges; therefore no reclassification of gains or losses into earnings was made during the period.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the periods ended:

	March 31,	December 31,
Commodity	2012	2011
Corn (bushels)	2,700,000	6,375,000
Soybean Meal (tons)	26,700	71,800

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (in thousands):

		Fair Value (1)
		March 31, 2012		December 31, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$2,305	$(319)	$3,788	$(882)

Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$502	$(685)	$30	$(648)

Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(7,194)	$0	$(6,500)

(1)	Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $0 and $223 as of March 31, 2012 and December 31, 2011. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $915 and $925 as of March 31, 2012 and December 31, 2011.

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2012 and April 2, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships, net of tax:

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
For the three months ended March 31, 2012
Commodity contracts – Grain	$1,091	Cost of sales	$681	Cost of sales	$(143)

For the three months ended April 2, 2011
Commodity contracts – Grain	$1,546	Cost of sales	$995	Cost of sales	$(10)

Derivatives not designated as hedging instruments for the three-month periods ended March 31, 2012 and April 2, 2011:

	Locations of
	Gain (Loss)
	Recognized in
	Earnings on
	Derivative	2012	2011
		Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$128	$21

Interest rate swap contracts	Interest expense	$(694)	$(678)

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. Transactional gains and losses are reported in the statements of operations and comprehensive income. Michael Foods, Inc. holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings (loss) in the period of change.

Joint Venture

In 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In November 2011, we and our joint venture partner each invested an additional $500,000. The Chinese company began producing product samples in late 2011 with production for customer sales beginning in early 2012. Under the equity method of accounting, losses were recorded for the unconsolidated subsidiary in an amount of $193,000 and $119,000 during the three-month periods ended March 31, 2012 and April 2, 2011.

2011 Debt Refinancing

On February 25, 2011, we completed a refinancing of our credit agreement. The new amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provided availability of up to $915 million, in the form of an $840 million term B loan and $75 million revolving line of credit. In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft-call premium of approximately $8 million to term B loan lenders. We capitalized approximately $7 million of the premium paid to lenders, whose term debt was modified, which is being amortized using the effective interest rate method over the term of the credit agreement. We incurred debt issuance costs of approximately $4.6 million paid to third parties related to the term B loan refinancing, including arranger fees, attorney fees and rating agency fees which were expensed during the three-month period ended April 2, 2011 as the term B loan refinancing was determined to be a modification and not a debt extinguishment. Also, included in early extinguishment of debt costs of $3.5 million for the three-month period ended April 2, 2011 were approximately $600,000 of the 1% soft-call costs, the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs and approximately $1.1 million original issue discount associated with the extinguishment of debt owed to those lenders who did not participate in the amended and restated credit agreement.

Voluntary Product Recall

On January 26, 2012, we voluntarily recalled certain hardcooked egg products manufactured in late December 2011 at our Wakefield, Nebraska plant. During the three-month period ended March 31, 2012, we recorded approximately $1 million in costs primarily within cost of goods sold, associated with the related products sold to customers. We do not expect any significant additional costs.

NOTE B—INVENTORIES

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

Inventories consisted of the following as of the periods ended (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials and supplies	$25,573	$25,488
Work in process and finished goods	84,780	90,590
Flocks	34,032	33,429

Total inventories	$144,385	$149,507

NOTE C—COMMITMENTS AND CONTINGENCIES

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

On September 26, 2011, the Court denied our motion to dismiss the direct-purchaser plaintiffs’ claims, and on April 24, 2012, the Court denied our motion to dismiss the indirect-purchaser plaintiffs’ claims. A discovery stay that had been in place since the cases were filed was lifted on April 25, 2012.

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

Patent infringement claims: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleges that our pasteurized shell egg products infringe on patents and trademarks that NPE owns or licenses. NPE seeks unspecified damages, profits from our sales of pasteurized shell eggs, attorney’s fees, and an injunction preventing the Michael Foods defendants from future infringement. We deny NPE’s allegations and are seeking declarations that NPE’s patents are invalid and not infringed, and that NPE’s trademarks are not infringed. Though there has been no quantification of claimed damages, pasteurized shell eggs constitute a very modest portion of sales in the Egg Products Division.

On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota. We allege that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringes three patents, each owned by the University of Missouri and exclusively licensed to Michael Foods, Inc. We seek unspecified damages and injunctive relief preventing National Pasteurized Eggs, Inc. from future infringement. On July 27, 2011, our case was transferred to the U.S. District Court for the Western District of Wisconsin for consolidated handling with NPE’s case.

Both Michael Foods, Inc. and NPE have moved for summary judgment on several claims. Jury trial in the consolidated cases is scheduled for June 4, 2012.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, MFI Midco Corporation (“Midco”), of $214,000 and $265,000 in the three-month periods ended March 31, 2012 and April 2, 2011 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated Federal tax return.

Dividend

During March 2012, the Company issued a dividend to its ultimate parent, MFI Holding Corporation, to repurchase certain of its shares of a terminated employee.

NOTE E—BUSINESS SEGMENTS

We are a diversified producer and distributor of food products in three segments — egg products, refrigerated potato products and cheese and other dairy case products. We produce and distribute egg products to the foodservice, retail and food ingredient markets. We process and distribute refrigerated potato products to the foodservice and retail grocery markets in North America. We market a broad line of refrigerated grocery products to U.S. retail grocery outlets, including branded and private-label cheese, bagels, butter, muffins and ethnic foods. Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the Crystal Farms segment. The April 2, 2011 period has been restated to reflect the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change.

Certain financial information on operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate & Eliminations	Total
Three months ended March 31, 2012
External net sales	$310,615	$36,820	$97,391	$0	$444,826
Operating profit (loss)	29,935	5,236	5,653	(4,103)	36,721
Depreciation and amortization	20,018	2,817	1,810	2	24,647

Three months ended April 2, 2011
External net sales	$297,463	$32,894	$86,744	$0	$417,101
Operating profit (loss)	28,035	3,259	4,555	(8,257)	27,592
Depreciation and amortization	19,641	2,851	1,981	1	24,474

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries, jointly and severally, and fully and unconditionally, guarantee the amended and restated credit agreement and senior notes.

The following condensed consolidating financial information presents our consolidated balance sheets as of March 31, 2012 and as of December 31, 2011, and the condensed consolidating statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2012 and April 2, 2011. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 31, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$79,219	$17	$0	$79,236
Accounts receivable, less allowances	0	150,828	5,323	0	156,151
Intercompany receivable (payable)	(6,768)	9,789	(3,021)	0	0
Inventories	0	135,665	8,720	0	144,385
Prepaid expenses and other	0	11,173	47	0	11,220

Total current assets	(6,768)	386,674	11,086	0	390,992

Property, Plant and Equipment—net	0	269,708	7,117	0	276,825
Goodwill	0	822,960	7,043	0	830,003
Intangibles and other assets	850,947	604,451	0	(824,853)	630,545
Investment in subsidiaries	853,357	1,771	0	(855,128)	0

Total assets	$1,697,536	$2,085,564	$25,246	$(1,679,981)	$2,128,365

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,000	$7,026	$936	$0	$9,962
Accounts payable	0	70,882	1,658	0	72,540
Accrued liabilities	19,960	70,787	1,914	0	92,661

Total current liabilities	21,960	148,695	4,508	0	175,163
Long-term debt, less current maturities	1,222,873	822,180	19,154	(824,853)	1,239,354
Deferred income taxes	8,353	261,055	90	0	269,498
Other long-term liabilities	10,434	0	0	0	10,434
Shareholder’s equity	433,916	853,634	1,494	(855,128)	433,916

Total liabilities and shareholder’s equity	$1,697,536	$2,085,564	$25,246	$(1,679,981)	$2,128,365

Condensed Consolidating Balance Sheets

December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$68,118	$0	$0	$68,118
Accounts receivable, less allowances	0	149,089	4,977	(1,007)	153,059
Inventories	0	141,990	7,517	0	149,507
Prepaid expenses and other	774	11,131	111	0	12,016

Total current assets	774	370,328	12,605	(1,007)	382,700
Property, Plant and Equipment—net	0	281,214	7,750	0	288,964
Goodwill	0	822,960	6,886	0	829,846
Intangibles and other assets	852,828	612,040	0	(824,549)	640,319
Investment in subsidiaries	834,643	2,644	0	(837,287)	0

Total assets	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,000	$6,959	$1,137	$0	$10,096
Accounts payable	0	88,825	3,088	(1,007)	90,906
Accrued liabilities	20,212	66,864	1,710	0	88,786

Total current liabilities	22,212	162,648	5,935	(1,007)	189,788
Long-term debt, less current maturities	1,222,365	824,351	18,826	(824,549)	1,240,993
Deferred income taxes	9,084	267,380	0	0	276,464
Other long-term liabilities	10,621	0	0	0	10,621
Shareholder’s equity	423,963	834,807	2,480	(837,287)	423,963

Total liabilities and shareholder’s equity	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended March 31, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$435,327	$10,644	$(1,145)	$444,826
Cost of sales	0	356,087	10,483	(1,145)	365,425

Gross profit	0	79,240	161	0	79,401
Selling, general and administrative expenses	0	41,956	724	0	42,680

Operating profit (loss)	0	37,284	(563)	0	36,721
Interest expense, net	13,803	8,597	369	0	22,769
Unrealized gain on currency transactions	0	(403)	0	0	(403)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,803)	29,090	(932)	0	14,355
Equity in earnings (loss) of subsidiaries	18,083	(943)	0	(17,140)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	4,280	28,147	(932)	(17,140)	14,355
Income tax expense (benefit)	(5,072)	9,871	11	0	4,810
Equity in losses of unconsolidated subsidary	0	193	0	0	193

Net earnings (loss)	$9,352	$18,083	$(943)	$(17,140)	$9,352

Comprehensive income (loss)	$9,352	$18,829	$(1,057)	$(17,140)	$9,984

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended April 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$408,847	$11,787	$(3,533)	$417,101
Cost of sales	0	337,118	10,903	(3,533)	344,488

Gross profit	0	71,729	884	0	72,613
Selling, general and administrative expenses	4,545	39,606	870	0	45,021

Operating profit (loss)	(4,545)	32,123	14	0	27,592
Interest expense, net	24,789	20	396	0	25,205
Unrealized gain on currency transactions	0	(579)	0	0	(579)
Loss on early extinguishment of debt	3,527	0	0	0	3,527

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(32,861)	32,682	(382)	0	(561)
Equity in earnings (loss) of subsidiaries	20,054	(375)	0	(19,679)	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(12,807)	32,307	(382)	(19,679)	(561)
Income tax expense (benefit)	(12,372)	12,134	(7)	0	(245)
Equity in losses of unconsolidated subsidary	0	119	0	0	119

Net earnings (loss)	$(435)	$20,054	$(375)	$(19,679)	$(435)

Comprehensive income (loss)	$(435)	$20,656	$(495)	$(19,679)	$47

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(5,961)	$24,402	$461	$18,902

Cash flows from investing activities:
Capital expenditures	0	(4,557)	(80)	(4,637)

Net cash used in investing activities	0	(4,557)	(80)	(4,637)

Cash flows from financing activities:
Payments on long-term debt	0	(2,105)	(225)	(2,330)
Proceeds from issuance of debt	0	0	0	0
Deferred financing costs	(38)	0	0	(38)
Dividend to parent	(769)	0	0	(769)
Dividend from subsidiaries	6,768	(6,639)	(129)	0

Net cash provided by (used in) financing activities	5,961	(8,744)	(354)	(3,137)

Effect of exchange rate changes on cash	0	0	(10)	(10)

Net increase in cash and equivalents	0	11,101	17	11,118
Cash and equivalents at beginning of period	0	68,118	0	68,118

Cash and equivalents at end of period	$0	$79,219	$17	$79,236

Condensed Consolidating Statements of Cash Flows

Three months ended April 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(27,770)	$11,814	$(937)	$(16,893)

Cash flows from investing activities:
Capital expenditures	0	(9,565)	(43)	(9,608)

Net cash used in investing activities	0	(9,565)	(43)	(9,608)

Cash flows from financing activities:
Payments on long-term debt	(780,025)	(2,008)	(216)	(782,249)
Proceeds from issuance of debt	840,000	0	0	840,000
Deferred financing costs	(7,160)	0	0	(7,160)
Dividend to parent	(65,000)	0	0	(65,000)
Dividend from subsidiaries	39,955	(39,955)	0	0

Net cash provided by (used in) financing activities	27,770	(41,963)	(216)	(14,409)

Effect of exchange rate changes on cash	0	0	1	1

Net decrease in cash and equivalents	0	(39,714)	(1,195)	(40,909)
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$3,896	$0	$3,896

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

Commodities and Product Pricing

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 11% higher in the first three months of 2012 than in the comparable 2011 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 5% and 8%, respectively, in the first three months of 2012 as compared to the comparable 2011 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. Commodity block cheese prices in the first three months of 2012 were down 11% year-over-year.

The Refrigerated Potato Products Division typically purchases approximately 90% of its annual raw potato requirements from contract producers. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Refrigerated Potato Products Division’s operating results.

Results of Operations

Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the Crystal Farms segment. The comparative discussion below reflects, and the amounts for the April 2, 2011 period have been restated to reflect, the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change. Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three-month periods ended March 31, 2012 and April 2, 2011.

Three Months Ended March 31, 2012 as Compared to Three Months Ended April 2, 2011

Net Sales. Net sales for 2012 increased approximately $27.7 million, or 6.6%, to $444.8 million from $417.1 million in 2011. The increased net sales reflected volume increases of 3.8%. Increases were seen across all of our business segments. A lag in pricing pass-through of higher commodity costs contributed to the net sales increases exceeding volume growth.

Egg Products Division Net Sales. External net sales for 2012 increased approximately $13.2 million, or 4.4%. The net sales increase is primarily due to a 1.8% increase in volume, the larger sales dollar increase was due to the higher egg market effect on certain egg product sales and a lag in pricing pass-through of higher commodity costs.

Refrigerated Potato Products Division Net Sales. External net sales for 2012 increased approximately $3.9 million, or 11.9%. The net sales increase is primarily due to a 10.8% increase in volume, a portion of which is attributable to the timing of retail Easter holiday promotions between years.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2012 increased approximately $10.6 million, or 12.3%. The net sales increase is primarily due to a 9.3% increase in volume, a portion of which is attributable to the timing of retail Easter holiday promotions between years.

Gross Profit. Gross profit for 2012 increased $6.8 million, or 9.3%, to $79.4 million from $72.6 million in 2011. Our gross profit margin increased to 17.8% in 2012 as compared to 17.4% in 2011. The main driver for the increase was an improved alignment of pricing with our input costs for the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for 2012 decreased $2.3 million, or 5%, to $42.7 million from $45 million in 2011. The main driver for the decrease was that the 2011 period included $4.6 million of costs associated with the February 2011 refinancing of the credit agreement. Factoring out those refinancing costs, our SG&A is up year-over-year mainly due to legal and compensation costs, primarily incentive compensation accruals.

Operating Profit. Operating profit for 2012 increased approximately $9.1 million or 33.1% to $36.7 million from $27.6 million in 2011. The increase in operating profit for 2012 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased approximately $1.9 million, or 6.8%, to $29.9 million from $28 million in 2011. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased approximately $1.9 million, or 60.6%, to $5.2 million from $3.3 million in 2011. The increase was mainly a result of volume growth, a portion of which is attributable to the timing of retail Easter holiday promotions between years and improved plant operations.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 increased approximately $1.1 million, or 24.1%, to $5.7 million from $4.6 million in 2011. The increase was mainly a result of volume growth, a portion of which is attributable to the timing of retail Easter holiday promotions between years and improved alignment of pricing with input costs.

Interest Expense. Interest expense decreased to $22.8 million in 2012 from approximately $25.2 million in 2011 mainly due to the reduced interest rates resulting from the late February 2011 refinancing and reduced amortization of deferred financing costs and original issue discount.

Unrealized gain on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Loss on early extinguishment of debt. In conjunction with the February 2011 refinancing of our credit agreement, we recorded a $3.5 million loss on extinguishment of debt for those lenders who did not participate in the amended and restated credit agreement.

Income Taxes. Our effective tax rate on earnings (losses) before income taxes was approximately 33.5% for 2012 compared to approximately 43.7% in 2011. The effective tax rate was affected by the level of income and losses between periods, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

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

The cash flow of approximately $18.9 million provided by operating activities in the three-month period ended March 31, 2012 reflects cash earnings generation and a decrease in the use of working capital due to the lower commodity cost impacts on accounts receivable and inventory values and the lower payout of incentive compensation. The cash flow of approximately $16.9 million used in operating activities in the three-month period ended April 2, 2011 primarily reflects increased working capital due to higher commodity costs in that period and costs associated with the February 2011 refinancing.

The cash flow of approximately $4.6 million and $9.6 million used in investing activities in the three-month periods ended March 31, 2012 and April 2, 2011 is all capital expenditures. The investments in capital spending were lower in the three-month period ended March 31, 2012, compared to 2011 due to the timing of projects between years.

The cash flow of approximately $3.1 million used in financing activities for the three-month period ended March 31, 2012 reflects debt payments and cash dividend to parent for the repurchase of certain of its shares of a terminated employee. The cash flow of approximately $14.4 million used in financing activities for the three-month period ended April 2, 2011 reflects proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to our parent.

On June 29, 2010, the Company was acquired by MFI Holding Corporation (“MFI Holding”), which is owned by GS Capital Partners VI Fund, L.P. and its affiliates (approximately 74%); affiliates and co-investors of Thomas H. Lee Partners, L.P. (approximately 21%); and certain current and former members of management (approximately 5%). As a result of the $1.675 billion 2010 merger, Michael Foods Group, Inc. entered into a credit agreement, with Bank of America, N.A. as administrative agent, which provided for availability up to $865 million and consisted of a $75 million revolving line of credit and a $790 million term B loan. On February 25, 2011, the Company completed a refinancing of the credit agreement. The amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provided availability up to $915 million and consists of the following:

•

$75 million revolving line of credit, of which approximately $17.5 million matures June 29, 2015 with the remaining $57.5 million expiring February 25, 2016. The line bears interest at the greater of LIBOR or 1.75%, plus 4.5% margin for Eurodollar loans and the greater of base rate or 2.75%, plus 3.5% margin for base rate loans; and

•

$840 million term B loan maturing February 25, 2018, amortizing at 1% per year, and bearing interest at the greater of LIBOR or 1.25%, plus 3% margin for Eurodollar loans and the greater of base rate or 2.25%, plus 2% margin for base rate loans; and

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

The amended and restated credit agreement requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and senior notes as of March 31, 2012.

We use adjusted EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The last twelve months adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as calculated under the amended and restated credit agreement follows. The Adjusted EBITDA in the column for the twelve months ended April 2, 2011 includes operations for periods under two bases of accounting due to the June 29, 2010 merger and results in a non-GAAP presentation of that period. However, because of the nature of the add-back items in the computation of adjusted EBITDA displayed below, we believe the combined amount provides an accurate representation of adjusted EBITDA for that period and is in accordance with the credit agreement definitions. The following is a calculation of the minimum interest coverage and maximum leverage ratios under the amended and restated credit agreement:

	Twelve Months Ended
	March 31,	April 2,
	2012	2011
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$235,397	$226,996
Consolidated Interest Charges (3)	81,344	93,547
Interest Coverage Ratio	2.89x	2.43x
Minimum Permitted Interest Coverage Ratio	1.85x	1.80x

Calculation of Leverage Ratio:
Funded Indebtedness (4)	$1,265,397	$1,308,188
Less: Cash and equivalents (Maximum $75,000) (1)	(75,000)	(3,896)

	$1,190,397	$1,304,292
Adjusted EBITDA (2)	235,397	226,996
Leverage Ratio	5.06x	5.75x
Maximum Permitted Leverage Ratio	7.00x	7.00x

(1)	Our actual net debt is $1,186,161 (using cash and equivalents of $79,236) and the actual leverage ratio is 5.04x as of March 31, 2012.
(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	March 31,	April 2,
	2012	2011
	(Unaudited, in thousands)
Net earnings (loss)	$24,076	$(46,463)
Unrealized (gain) loss on currency transactions (a)	566	(1,317)

Consolidated net earnings (loss)	24,642	(47,780)
Interest expense	95,777	93,712
Income tax expense (benefit)	4,340	(22,289)
Depreciation and amortization	97,419	93,118
Non-cash and stock option compensation	1,946	37,238
Cash expenses incurred in connection with the transaction	264	19,226
Business optimization project expense	2,830	0
Realized (gain) loss upon the disposition of property not in the ordinary course of business	58	(711)
Equity sponsor management fee	2,305	2,243
Non-cash purchase accounting adjustments	0	17,928
Fees and expenses in connection with the exchange of the 9.75% senior notes	301	50
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	660	603
Non-cash other expenses (b)	3,275	0
Unrealized (gain) loss on swap contracts	1,580	(1,106)
Loss attributable to the early extinguishment of indebtedness	0	34,764

Adjusted EBITDA, as defined in the credit agreement	$235,397	$226,996

(a)	The unrealized (gain) loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in December 2011 as it was not material to any prior period impacted or to the 2011 period.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve	Nine
	Months	Months
	Ended	Ended
	March 31,	April 2,
	2012	2011
	(Unaudited, in thousands)
Gross interest expense	$96,153	$78,468
Minus:
Amortization of financing costs	8,293	8,308
Non-cash mark-to-market on interest rate swaps	6,516	0

Consolidated interest charges	$81,344	70,160

For the period ending April 2, 2011, use nine month period multiplied by four-thirds		1.333

Consolidated interest charges		$93,547

(4)	Funded Indebtedness was as follows:

	March 31,	April 2,
	2012	2011
	(Unaudited, in thousands)
Revolving line of credit	$0	$0
Term loans	806,800	840,000
Senior notes	430,000	430,000
Insurance bonds	1,275	1,629
Guarantee obligations (see discussion below)	11,798	14,223
Capital leases	9,172	14,016
Standby letters of credit	350	350
MFI Food Canada Ltd. note payable	1,652	2,270
Northern Star Co. note payable	4,350	5,700

	$1,265,397	$1,308,188

Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,275)	$(1,629)
Guarantee obligations (see discussion below)	(2,529)	(3,441)
Standby letters of credit	(350)	(350)
Original issue discount on term B loan	(11,927)	(14,019)

	(16,081)	(19,439)

Long-term debt, including current maturities	$1,249,316	$1,288,749

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million (annual rate of interest of 7.6%) guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at March 31, 2012 was approximately $11.8 million.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new refrigerated potato products facility. The lease agreement matures on December 30, 2014. As of March 31, 2012, the outstanding balance was $8.8 million and the lease had an effective interest rate of 3.8%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new refrigerated potato products facility. The $7.5 million note is due November 25, 2014. As of March 31, 2012, the outstanding balance was $4.4 million and it had an effective interest rate of 3.7%.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought. At March 31, 2012, we had $75 million of funds available on our revolving line of credit.

We invested approximately $4.6 million in capital expenditures in the three-month period ended March 31, 2012. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Further capital spending in the remainder of 2012 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Seasonality

Our consolidated quarterly operating results are affected by the seasonal fluctuations of net sales. For example, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Cheese & Other Dairy-Case Products Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Refrigerated Potato Products Division are less seasonal, but tend to be higher in the second half of the year, coinciding with the potato harvest and incremental consumer demand.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the period ended March 31, 2012 that are expected to have a material impact on our financial position, operating results or disclosures. See Note A to the condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

Forward-looking Statements

Certain items in this Form 10-Q are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, ability to fund our operations, intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information and, in particular, appear under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used herein, the words “may,” “should,” “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q, including the factors described under “Risk Factors” in our Form 10-K filed with the SEC on March 30, 2012. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q include changes in national or global economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs. You should not place undue reliance on our forward-looking statements. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to publicly update or revise these forward-looking statements to reflect future events or circumstances except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three-month period ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2012.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2011, the Court denied our motion to dismiss the direct-purchaser plaintiffs’ claims, and on April 24, 2012, the Court denied our motion to dismiss the indirect-purchaser plaintiffs’ claims. A discovery stay that had been in place since the cases were filed was lifted on April 25, 2012.

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

Patent infringement claims: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleges that our pasteurized shell egg products infringe on patents and trademarks that NPE owns or licenses. NPE seeks unspecified damages, profits from our sales of pasteurized shell eggs, attorney’s fees, and an injunction preventing the Michael Foods defendants from future infringement. We deny NPE’s allegations and are seeking declarations that NPE’s patents are invalid and not infringed, and that NPE’s trademarks are not infringed. Though there has been no quantification of claimed damages, pasteurized shell eggs constitute a very modest portion of sales in the Egg Products Division.

On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota. We allege that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringes three patents, each owned by the University of Missouri and exclusively licensed to Michael Foods, Inc. We seek unspecified damages and injunctive relief preventing National Pasteurized Eggs, Inc. from future infringement. On July 27, 2011, our case was transferred to the U.S. District Court for the Western District of Wisconsin for consolidated handling with NPE’s case.

Both Michael Foods, Inc. and NPE have moved for summary judgment on several claims. Jury trial in the consolidated cases is scheduled for June 4, 2012.

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

ITEM 1A. RISK FACTORS

Readers are directed to our Annual Report on Form 10-K filed March 30, 2012, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

MICHAEL FOODS GROUP, INC.

Date: May 15, 2012	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr. (Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)