Form 10-Q
period 2012-06-30
MICHAEL FOODS GROUP, INC.
filed 2012-08-14
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of August 14, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$100,611	$68,118
Accounts receivable, less allowances	148,239	153,059
Inventories	154,054	149,507
Income taxes	13,602	1,420
Prepaid expenses and other	8,788	10,596

Total Current Assets	425,294	382,700
Property, Plant and Equipment
Land	9,073	9,073
Buildings and improvements	118,647	118,096
Machinery and equipment	271,248	260,015

Total Property, Plant and Equipment	398,968	387,184
Less accumulated depreciation	131,873	98,220

Property, Plant and Equipment, net	267,095	288,964

Goodwill	829,812	829,846
Intangible assets, net	569,808	585,208
Deferred financing costs	42,270	46,027
Other assets	8,720	9,084

Total Assets	$2,142,999	$2,141,829

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$7,785	$10,096
Accounts payable	78,889	90,906
Accrued liabilities
Compensation	15,698	10,234
Customer programs	32,915	35,686
Interest	20,501	20,420
Other	33,420	22,446

Total Current Liabilities	189,208	189,788
Long-term debt, less current maturities	1,238,806	1,240,993
Deferred income taxes	270,574	276,464
Other long-term liabilities	10,105	10,621
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of June 30, 2012 and December 31, 2011	0	0
Additional paid-in capital	412,429	411,162
Retained earnings	19,215	12,338
Accumulated other comprehensive income	2,662	463

Total Shareholder’s Equity	434,306	423,963

Total Liabilities and Shareholder’s Equity	$2,142,999	$2,141,829

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2012 and July 2, 2011

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net sales	$436,661	$420,019	$881,487	$837,120
Cost of sales	363,096	361,937	728,521	706,425

Gross profit	73,565	58,082	152,966	130,695
Selling, general and administrative expenses	52,036	40,504	94,716	85,525

Operating profit	21,529	17,578	58,250	45,170
Interest expense, net	22,956	25,551	45,725	50,756
Unrealized (gain) loss on currency transactions	487	(98)	84	(677)
Loss on early extinguishment of debt	0	0	0	3,527

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(1,914)	(7,875)	12,441	(8,436)
Income tax expense (benefit)	(381)	(2,783)	4,429	(3,028)
Equity in losses of unconsolidated subsidiary	173	74	366	193

Net earnings (loss)	(1,706)	(5,166)	7,646	(5,601)

Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	1,678	(3,444)	2,088	(2,893)
Foreign currency translation adjustment	(111)	15	111	(54)

Other comprehensive income (loss)	1,567	(3,429)	2,199	(2,947)

Comprehensive income (loss)	$(139)	$(8,595)	$9,845	$(8,548)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the six months ended June 30, 2012

(Unaudited, in thousands, except shares)

					Accumulated
			Additional		Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholder's’
	Issued	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2011	100	$0	$411,162	$12,338	$463	$423,963
Stock option compensation			1,053			1,053
Capital invested by parent			214			214
Dividend to parent				(769)		(769)
Net earnings				7,646		7,646
Foreign currency translation adjustment					111	111
Change in fair value of derivatives, net of tax					2,088	2,088

Balance at June 30, 2012	100	$0	$412,429	$19,215	$2,662	$434,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and July 2, 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$7,646	$(5,601)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	33,880	33,693
Amortization of intangibles	15,400	15,400
Amortization of deferred financing costs	3,840	3,978
Write-off of deferred financing costs	0	1,845
Amortization of original issue discount on long-term debt	1,016	1,105
Write-off of original issue discount on long-term debt	0	1,123
Deferred income taxes	(8,225)	331
Non-cash stock option compensation	1,053	889
Changes in operating assets and liabilities:
Accounts receivable	4,804	(5,152)
Inventories	(4,581)	(26,168)
Prepaid expenses, income taxes and other	(8,283)	(4,912)
Accounts payable	(11,968)	2,774
Accrued liabilities	16,319	(8,822)

Net cash provided by operating activities	50,901	10,483
Cash flows from investing activities:
Capital expenditures	(12,019)	(18,670)
Investments in and equity adjustments of joint ventures and other	0	(350)

Net cash used in investing activities	(12,019)	(19,020)
Cash flows from financing activities:
Payments on long-term debt	(5,528)	(786,448)
Proceeds from long-term debt	0	840,000
Dividend to parent	(769)	(65,000)
Deferred financing costs	(81)	(7,198)

Net cash used in financing activities	(6,378)	(18,646)
Effect of exchange rate changes on cash	(11)	(6)

Net increase (decrease) in cash and equivalents	32,493	(27,189)
Cash and equivalents at beginning of period	68,118	44,805

Cash and equivalents at end of period	$100,611	$17,616

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$214	$265

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The three and six-month periods ended June 30, 2012 and July 2, 2011 were 13 and 26-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations for the three and six-month periods and cash flows for the six-month periods ended June 30, 2012 and July 2, 2011 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

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

In September 2011, the FASB issued guidance on goodwill impairment testing that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test. The assessment examines qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is or is not less than its carrying amount. This new guidance was effective for our fiscal year beginning January 1, 2012 and the adoption of this guidance could impact our assessment process over goodwill but is not expected to have an impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance on presentation of comprehensive income that requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued a deferral of the effective date for presentations of reclassifications of items out of accumulated other comprehensive income (loss). The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income was effective for our fiscal year beginning January 1, 2012 and we have presented in one continuous statement of comprehensive income. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

There was no other accounting pronouncement adopted during the six-month period ended June 30, 2012 that had a material impact on our financial position, operating results or disclosures.

Recent Accounting Pronouncements to be Adopted

In July 2012, the FASB issued new accounting guidance, which amends the existing guidance, related to impairment testing of indefinite-lived intangible assets. The amendments allow the option of performing a qualitative impairment assessment before calculating the fair value of the intangible assets, which could, depending on the results of the assessment, eliminate the need for further impairment testing. The guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

There were no other new accounting pronouncements issued during the six-month period ended June 30, 2012 that are expected to have material impacts on our financial position, operating results or disclosures.

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, they were included in the Level 3 fair value measurements as of June 30, 2012 and December 31, 2011. A 1% change in the unobservable input would have an approximately $120,000 effect on interest expense. Management has elected to not account for these instruments as hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in other accrued liabilities and the long-term portion is included in other long-term liabilities.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate Swap Contracts
Balance at December 31, 2011	$6,500
Unrealized loss included in interest expense	1,649

Balance at June 30, 2012	$8,149

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended June 30, 2012 and December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Assets:
As of June 30, 2012
Commodity contracts - Grain	$4,545	$0	$4,545	$0

As of December 31, 2011
Commodity contracts - Grain	$2,906	$0	$2,906	$0

Liabilities:
As of June 30, 2012
Commodity contracts - Energy	$472	$0	$472	$0
Interest rate swap contracts	8,149	0	0	8,149

Total liabilities	$8,621	$0	$472	$8,149

As of December 31, 2011
Commodity contracts - Energy	$618	$0	$618	$0
Interest rate swap contracts	6,500	0	0	6,500

Total liabilities	$7,118	$0	$618	$6,500

We have six financial debt instruments, two of which are traded in the public debt securities market. For the two traded instruments, we utilize Level 1 valuation inputs (based upon each instrument’s market trading price) to compute the fair value of financial debt owed to our lenders. The first debt instrument is our credit agreement facility that includes a term B loan. The fair value of the term B loan was $794 million compared to its carrying value of $794.3 million (outstanding balance of $805.7 million, less $11.4 million of unamortized original issue discount). The second debt instrument is our senior notes. The fair value of our senior notes was $470.3 million compared to the carrying value of $430 million. Our other debt instruments are not available for trading and fair value approximates their carrying value.

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

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in “prepaid expenses and other current assets”, “other accrued liabilities” or “other long-term liabilities,” as appropriate. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the six-month period ended June 30, 2012, we did not discontinue any cash flow hedges; therefore no reclassification of gains or losses into earnings was made during the period related to such items.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the periods ended:

	June 30,	December 31,
Commodity	2012	2011
Corn (bushels)	3,805,000	6,375,000
Soybean Meal (tons)	40,000	71,800

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (in thousands):

		Fair Value (1)
		June 30, 2012		December 31, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability

Derivatives designated as hedging instruments:

Commodity contracts – Grain	Prepaid expenses and other	$4,545	$0	$3,788	$(882)

Derivatives not designated as hedging instruments:

Commodity contracts – Energy	Prepaid expenses and other	$24	$(496)	$30	$(648)

Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(8,149)	$0	$(6,500)

(1)

Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $0 and $223 as of June 30, 2012 and December 31, 2011. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $1,190 and $925 as of June 30, 2012 and December 31, 2011.

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six-month periods ended June 30, 2012 and July 2, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships, net of tax:

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	For the three months ended June 30, 2012
Commodity contracts – Grain	$3,427	Cost of sales	$1,749	Cost of sales	$(419)

	For the three months ended July 2, 2011

Commodity contracts – Grain	$(2,025)	Cost of sales	$1,419	Cost of sales	$(1)

	For the six months ended June 30, 2012

Commodity contracts – Grain	$3,499	Cost of sales	$1,411	Cost of sales	$(561)

	For the six months ended July 2, 2011

Commodity contracts – Grain	$(1,430)	Cost of sales	$1,463	Cost of sales	$(11)

Derivatives not designated as hedging instruments for the three and six-month periods ended June 30, 2012 and July 2, 2011 (in thousands):

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Three Months Ended,		Six Months Ended,
		2012	2011	2012	2011
		Gain (Loss) Recognized in Earnings on Derivative

Commodity contracts – Energy	Cost of sales	$(521)	$46	$(393)	$67

Interest rate swap contracts	Interest expense	$(955)	$(2,971)	$(1,649)	$(3,649)

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

Joint Venture

In 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In November 2011, we and our joint venture partner each invested an additional $500,000. The Chinese company began producing product samples in late 2011 with production for customer sales beginning in early 2012. Under the equity method of accounting, losses were recorded for the unconsolidated subsidiary in an amount of $173,000 and $74,000 during the three-month periods ended June 30, 2012 and July 2, 2011 and $366,000 and $193,000 during six-month periods ended June 30, 2012 and July 2, 2011.

2011 Debt Refinancing

On February 25, 2011, we completed a refinancing of our credit agreement. The new amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provided availability of up to $915 million, in the form of an $840 million term B loan and $75 million revolving line of credit. In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft-call premium of approximately $8 million to term B loan lenders. We capitalized approximately $7 million of the premium paid to lenders, whose term debt was modified, which is being amortized using the effective interest rate method over the term of the credit agreement. We incurred debt issuance costs of approximately $4.6 million paid to third parties related to the term B loan refinancing, including arranger fees, attorney fees and rating agency fees which were expensed during the six-month period ended July 2, 2011 as the term B loan refinancing was determined to be a modification and not a debt extinguishment. Also, included in early extinguishment of debt costs of $3.5 million for the six-month period ended July 2, 2011 were approximately $600,000 of the 1% soft-call costs, the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs and approximately $1.1 million original issue discount associated with the extinguishment of debt owed to those lenders who did not participate in the amended and restated credit agreement.

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds, and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations over their expected useful lives.

Inventories consisted of the following as of the periods ended (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and supplies	$25,006	$25,488
Work in process and finished goods	96,187	90,590
Flocks	32,861	33,429

Total inventories	$154,054	$149,507

NOTE C—COMMITMENTS AND CONTINGENCIES

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; the one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court. Discovery is underway in these matters.

We received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. We have fully cooperated with the Florida Attorney General’s Office to date. Further compliance was suspended pending discovery in the civil antitrust litigation referenced above.

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict does not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. Several post-trial motions are pending before the trial court, including a motion for reduction of the damages award. In June 2012, we recorded a liability of $5.8 million for the damages award; it is included in other current liabilities and selling, general and administrative expenses.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, MFI Midco Corporation (“Midco”), of $214,000 and $265,000 in the six-month periods ended June 30, 2012 and July 2, 2011 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated Federal tax return.

Dividend

During March 2012, the Company issued a dividend to its ultimate parent, MFI Holding Corporation, to repurchase certain of its shares of a terminated employee.

NOTE E—BUSINESS SEGMENTS

We are a diversified producer and distributor of food products in three segments — egg products, refrigerated potato products and cheese and other dairy case products. We produce and distribute egg products to the foodservice, retail and food ingredient markets. We process and distribute refrigerated potato products to the foodservice and retail grocery markets in North America. We market a broad line of refrigerated grocery products to U.S. retail grocery outlets, including branded and private-label cheese, bagels, butter, muffins and ethnic foods. Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the Crystal Farms segment. The July 2, 2011 three and six month periods have been restated to reflect the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change.

Certain financial information on operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate & Eliminations	Total
Three months ended June 30, 2012
External net sales	$310,291	$35,009	$91,361	$0	$436,661
Operating profit (loss)	25,898	2,668	4,774	(11,811)	21,529
Depreciation and amortization	20,004	2,817	1,811	1	24,633

Three months ended July 2, 2011
External net sales	$295,967	$32,626	$91,426	$0	$420,019
Operating profit (loss)	17,202	1,879	4,230	(5,733)	17,578
Depreciation and amortization	19,783	2,851	1,981	2	24,617

Six months ended June 30, 2012
External net sales	$620,906	$71,829	$188,752	$0	$881,487
Operating profit (loss)	55,833	7,904	10,427	(15,914)	58,250
Depreciation and amortization	40,022	5,634	3,621	3	49,280

Six months ended July 2, 2011
External net sales	$593,413	$65,520	$178,187	$0	$837,120
Operating profit (loss)	45,237	5,139	8,785	(13,991)	45,170
Depreciation and amortization	39,424	5,702	3,963	4	49,093

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries, jointly and severally, and fully and unconditionally, guarantee the amended and restated credit agreement and senior notes.

The following condensed consolidating financial information presents our consolidated balance sheets as of June 30, 2012 and as of December 31, 2011, and the condensed consolidating statements of operations and comprehensive income for the three and six-month periods ended June 30, 2012 and July 2, 2011 and cash flows for the six-month periods ended June 30, 2012 and July 2, 2011. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

June 30, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$100,312	$299	$0	$100,611
Accounts receivable, less allowances	0	142,585	5,654	0	148,239
Intercompany receivable (payable)	(22,669)	25,963	(3,294)	0	0
Inventories	0	146,447	7,607	0	154,054
Income taxes	10,866	2,736	0	0	13,602
Prepaid expenses and other	0	8,652	136	0	8,788

Total current assets	(11,803)	426,695	10,402	0	425,294

Property, Plant and Equipment—net	0	261,022	6,073	0	267,095
Goodwill	0	822,960	6,852	0	829,812
Intangibles and other assets	847,993	595,994	0	(823,189)	620,798
Investment in subsidiaries	862,114	495	0	(862,609)	0

Total assets	$1,698,304	$2,107,166	$23,327	$(1,685,798)	$2,142,999

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$0	$7,098	$687	$0	$7,785
Accounts payable	0	76,712	2,177	0	78,889
Accrued liabilities	22,005	78,515	2,014	0	102,534

Total current liabilities	22,005	162,325	4,878	0	189,208
Long-term debt, less current maturities	1,224,305	819,689	18,001	(823,189)	1,238,806
Deferred income taxes	7,583	262,893	98	0	270,574
Other long-term liabilities	10,105	0	0	0	10,105
Shareholder’s equity	434,306	862,259	350	(862,609)	434,306

Total liabilities and shareholder’s equity	$1,698,304	$2,107,166	$23,327	$(1,685,798)	$2,142,999

Condensed Consolidating Balance Sheets

December 31, 2011

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$68,118	$0	$0	$68,118
Accounts receivable, less allowances	0	149,089	4,977	(1,007)	153,059
Inventories	0	141,990	7,517	0	149,507
Income taxes	774	646	0	0	1,420
Prepaid expenses and other	0	10,485	111	0	10,596

Total current assets	774	370,328	12,605	(1,007)	382,700

Property, Plant and Equipment—net	0	281,214	7,750	0	288,964
Goodwill	0	822,960	6,886	0	829,846
Intangibles and other assets	852,828	612,040	0	(824,549)	640,319
Investment in subsidiaries	834,643	2,644	0	(837,287)	0

Total assets	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,000	$6,959	$1,137	$0	$10,096
Accounts payable	0	88,825	3,088	(1,007)	90,906
Accrued liabilities	20,212	66,864	1,710	0	88,786

Total current liabilities	22,212	162,648	5,935	(1,007)	189,788
Long-term debt, less current maturities	1,222,365	824,351	18,826	(824,549)	1,240,993
Deferred income taxes	9,084	267,380	0	0	276,464
Other long-term liabilities	10,621	0	0	0	10,621
Shareholder’s equity	423,963	834,807	2,480	(837,287)	423,963

Total liabilities and shareholder’s equity	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended June 30, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$425,497	$12,578	$(1,414)	$436,661
Cost of sales	0	352,020	12,490	(1,414)	363,096

Gross profit	0	73,477	88	0	73,565
Selling, general and administrative expenses	0	51,200	836	0	52,036

Operating profit (loss)	0	22,277	(748)	0	21,529
Interest expense, net	14,064	8,533	359	0	22,956
Unrealized loss on currency transactions	0	487	0	0	487

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(14,064)	13,257	(1,107)	0	(1,914)

Equity in earnings (loss) of subsidiaries	7,190	(1,118)	0	(6,072)	0
Income tax expense (benefit)	(5,168)	4,776	11	0	(381)
Equity in losses of unconsolidated subsidiary	0	173	0	0	173

Net earnings (loss)	$(1,706)	$7,190	$(1,118)	$(6,072)	$(1,706)

Comprehensive income (loss)	$(1,706)	$8,625	$(986)	$(6,072)	$(139)

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$410,315	$13,926	$(4,222)	$420,019
Cost of sales	0	352,960	13,199	(4,222)	361,937

Gross profit	0	57,355	727	0	58,082
Selling, general and administrative expenses	462	39,348	694	0	40,504

Operating profit (loss)	(462)	18,007	33	0	17,578
Interest expense, net	25,158	55	338	0	25,551
Unrealized gain on currency transactions	0	(98)	0	0	(98)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(25,620)	18,050	(305)	0	(7,875)

Equity in earnings (loss) of subsidiaries	10,808	(308)	0	(10,500)	0
Income tax expense (benefit)	(9,646)	6,860	3	0	(2,783)
Equity in losses of unconsolidated subsidiary	0	74	0	0	74

Net earnings (loss)	$(5,166)	$10,808	$(308)	$(10,500)	$(5,166)

Comprehensive income (loss)	$(5,166)	$7,418	$(347)	$(10,500)	$(8,595)

Condensed Consolidating Statements of Operations

And Comprehensive Income

Six months ended June 30, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$860,824	$23,222	$(2,559)	$881,487
Cost of sales	0	708,049	23,031	(2,559)	728,521

Gross profit	0	152,775	191	0	152,966
Selling, general and administrative expenses	0	93,156	1,560	0	94,716

Operating profit (loss)	0	59,619	(1,369)	0	58,250
Interest expense, net	27,867	17,130	728	0	45,725
Unrealized loss on currency transactions	0	84	0	0	84

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(27,867)	42,405	(2,097)	0	12,441

Equity in earnings (loss) of subsidiaries	25,272	(2,120)	0	(23,152)	0
Income tax expense (benefit)	(10,241)	14,647	23	0	4,429
Equity in losses of unconsolidated subsidiary	0	366	0	0	366

Net earnings (loss)	$7,646	$25,272	$(2,120)	$(23,152)	$7,646

Comprehensive income (loss)	$7,646	$27,453	$(2,102)	$(23,152)	$9,845

Condensed Consolidating Statements of Operations

And Comprehensive Income

Six months ended July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$819,161	$25,714	$(7,755)	$837,120
Cost of sales	0	690,078	24,102	(7,755)	706,425

Gross profit	0	129,083	1,612	0	130,695
Selling, general and administrative expenses	5,007	78,954	1,564	0	85,525

Operating profit (loss)	(5,007)	50,129	48	0	45,170
Interest expense, net	49,947	75	734	0	50,756
Unrealized gain on currency transactions	0	(677)	0	0	(677)
Loss on early extinguishment of debt	3,527	0	0	0	3,527

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(58,481)	50,731	(686)	0	(8,436)

Equity in earnings (loss) of subsidiaries	30,862	(682)	0	(30,180)	0
Income tax expense (benefit)	(22,018)	18,994	(4)	0	(3,028)
Equity in losses of unconsolidated subsidiary	0	193	0	0	193

Net earnings (loss)	$(5,601)	$30,862	$(682)	$(30,180)	$(5,601)

Comprehensive income (loss)	$(5,601)	$28,074	$(841)	$(30,180)	$(8,548)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$(21,818)	$71,455	$1,264	$50,901

Cash flows from investing activities:
Capital expenditures	0	(11,926)	(93)	(12,019)

Net cash used in investing activities	0	(11,926)	(93)	(12,019)

Cash flows from financing activities:
Payments on long-term debt	(1,077)	(3,446)	(1,005)	(5,528)
Proceeds from issuance of debt	0	0	0	0
Deferred financing costs	(81)	0	0	(81)
Dividend to parent	(769)	0	0	(769)
Dividend from subsidiaries	23,745	(23,889)	144	0

Net cash provided by (used in) financing activities	21,818	(27,335)	(861)	(6,378)

Effect of exchange rate changes on cash	0	0	(11)	(11)

Net increase in cash and equivalents	0	32,194	299	32,493
Cash and equivalents at beginning of period	0	68,118	0	68,118

Cash and equivalents at end of period	$0	$100,312	$299	$100,611

Condensed Consolidating Statements of Cash Flows

Six months ended July 2, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$(29,006)	$39,552	$(63)	$10,483

Cash flows from investing activities:
Capital expenditures	0	(18,555)	(115)	(18,670)
Investment in and equity adjustments of joint ventures and other	0	(350)	0	(350)

Net cash used in investing activities	0	(18,905)	(115)	(19,020)

Cash flows from financing activities:
Payments on long-term debt	(782,125)	(3,312)	(1,011)	(786,448)
Proceeds from issuance of debt	840,000	0	0	840,000
Deferred financing costs	(7,198)	0	0	(7,198)
Dividend to parent	(65,000)	0	0	(65,000)
Dividend from subsidiaries	43,329	(43,329)	0	0

Net cash provided by (used in) financing activities	29,006	(46,641)	(1,011)	(18,646)

Effect of exchange rate changes on cash	0	0	(6)	(6)

Net decrease in cash and equivalents	0	(25,994)	(1,195)	(27,189)
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$17,616	$0	$17,616

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other products sold in the dairy case to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. We have a strategic focus on value-added processing of food products, which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which continues to be slowed somewhat by the recent economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 3% lower in the first six months of 2012 than in the comparable 2011 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 11% and increased approximately 4%, respectively, in the first six months of 2012 as compared to the comparable 2011 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. Commodity block cheese prices in the first six months of 2012 were down 13% year-over-year.

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

Results of Operations

Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the Crystal Farms segment. The comparative discussion below reflects, and the amounts for the July 2, 2011 three and six month periods have been restated to reflect, the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change. Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three and six-month periods ended June 30, 2012 and July 2, 2011.

Three Months Ended June 30, 2012 as Compared to Three Months Ended July 2, 2011

Net Sales. Net sales for 2012 increased approximately $16.6 million, or 4%, to $436.7 million from $420 million in 2011. The increased net sales reflected volume increases of 5.2%. Increases were seen across all of our business segments.

Egg Products Division Net Sales. External net sales for 2012 increased approximately $14.3 million, or 4.8%. The net sales increase is primarily due to a 4.8% increase in volume, which came from all three distribution channels.

Refrigerated Potato Products Division Net Sales. External net sales for 2012 increased approximately $2.4 million, or 7.3%. The net sales increase is primarily due to an 8.5% increase in volume.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2012 were flat compared to 2011. Net sales were flat, despite improved volumes which were up 3.1%, primarily due to lower cheese and butter markets which drove lower pricing levels.

Gross Profit. Gross profit for 2012 increased $15.5 million, or 26.7%, to $73.6 million from $58.1 million in 2011. Our gross profit margin increased to 16.8% in 2012 as compared to 13.8% in 2011. The main driver for the increase was an improved alignment of pricing with our input costs for the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2012 increased $11.5 million, or 28.4%, to $52 million from $40.5 million in 2011. The main reason for the increase was the $5.8 million in damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation described in Note C to the Condensed Consolidated Financial Statements. Also up year-over-year were legal costs and compensation costs, primarily incentive compensation accruals.

Operating Profit. Operating profit for 2012 increased approximately $3.9 million or 22.5% to $21.5 million from $17.6 million in 2011. The increase in operating profit for 2012 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased approximately $8.7 million, or 50.6%, to $25.9 million from $17.2 million in 2011. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased approximately $0.8 million, or 42%, to $2.7 million from $1.9 million in 2011. The increase was mainly a result of volume growth and improved plant operations.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 increased approximately $0.6 million, or 12.9%, to $4.8 million from $4.2 million in 2011. The increase was mainly a result of volume growth and improved alignment of pricing with input costs.

Interest Expense. Interest expense decreased to $23 million in 2012 from approximately $25.6 million in 2011 mainly due to unrealized losses related to interest rate swaps of $1 million compared to $3 million in 2011 and a reduction in interest due to the December 2011 payment on our term B loan of $29 million.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings (losses) before income taxes was approximately 19.9% for 2012 compared to approximately 35.3% in 2011. The effective tax rate was affected by the level of income and losses between periods, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

Six Months Ended June 30, 2012 as Compared to Six Months Ended July 2, 2011

Net Sales. Net sales for 2012 increased approximately $44.4 million, or 5.3%, to $881.5 million from $837.1 million in 2011. The increased net sales reflected volume increases of 4.5%. Increases were seen across all of our business segments. A lag in pricing pass-through of commodity cost changes in the first quarter contributed to the net sales increases exceeding volume growth.

Egg Products Division Net Sales. External net sales for 2012 increased approximately $27.5 million, or 4.6%. The net sales increase is primarily due to a 3.3% increase in volume, the larger sales dollar percentage increase was due to a lag in pricing pass-through of commodity cost changes in the first quarter.

Refrigerated Potato Products Division Net Sales. External net sales for 2012 increased approximately $6.3 million, or 9.6%. The net sales increase is primarily due to a 9.6% increase in volume.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2012 increased approximately $10.6 million, or 5.9%. The net sales increase is primarily due to a 6.2% increase in volume as we continue to expand distribution.

Gross Profit. Gross profit for 2012 increased $22.3 million, or 17%, to $153 million from $130.7 million in 2011. Our gross profit margin increased to 17.4% in 2012 as compared to 15.6% in 2011. The main driver for the increase was improved alignment of pricing with our input costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2012 increased $9.2 million, or 10.7%, to $94.7 million from $85.5 million in 2011. The main reason for the increase was the $5.8 million in damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation described in Note C to the Condensed Consolidated Financial Statements. Also up year-over-year were legal costs and compensation costs, primarily incentive compensation accruals.

Operating Profit. Operating profit for 2012 increased approximately $13.1 million or 29% to $58.3 million from $45.2 million in 2011. The increase in operating profit for 2012 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased approximately $10.6 million, or 23.4%, to $55.8 million from $45.2 million in 2011. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased approximately $2.8 million, or 53.8%, to $7.9 million from $5.1 million in 2011. The increase was mainly a result of volume growth and improved plant operations.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 increased approximately $1.6 million, or 18.7%, to $10.4 million from $8.8 million in 2011. The increase was mainly a result of volume growth and improved alignment of pricing with input costs.

Interest Expense. Interest expense decreased to $45.7 million in 2012 from approximately $50.8 million in 2011 mainly due to the reduced interest rates resulting from the late February 2011 refinancing and reduced amortization of deferred financing costs and original issue discount. Also, in 2012 we recorded $1.6 million of unrealized losses related to interest rate swaps compared to $3.6 million in 2011.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Loss on early extinguishment of debt. In conjunction with the February 2011 refinancing of our credit agreement, we recorded a $3.5 million loss on extinguishment of debt for those lenders who did not participate in the amended and restated credit agreement.

Income Taxes. Our effective tax rate on earnings (losses) before income taxes was approximately 35.6% for 2012 compared to approximately 35.9% in 2011. The effective tax rate was affected by the level of income and losses between periods, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

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

The cash flow of approximately $50.9 million provided by operating activities in the six-month period ended June 30, 2012 reflects cash earnings generation and a decrease in the use of working capital due to the lower commodity cost impacts on accounts receivable and inventory values and the lower payout of incentive compensation. The cash flow of approximately $10.5 million provided by operating activities in the six-month period ended July 2, 2011 primarily reflects increased working capital due to higher commodity costs in that period and costs associated with the February 2011 refinancing.

The cash flow of approximately $12 million and $19 million used in investing activities in the six-month periods ended June 30, 2012 and July 2, 2011 is substantially all capital expenditures. The investments in capital spending were lower in the six-month period ended June 30, 2012 compared to 2011 due to the timing of projects between years.

The cash flow of approximately $6.4 million used in financing activities for the six-month period ended June 30, 2012 reflects debt payments and a cash dividend to our parent for the repurchase of certain of its shares of a terminated employee. The cash flow of approximately $18.6 million used in financing activities for the six-month period ended July 2, 2011 reflects proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to our parent.

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

The amended and restated credit agreement requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and senior notes as of June 30, 2012.

We use Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The last twelve months Adjusted EBITDA as calculated under the amended and restated credit agreement follows. The following is a calculation of the minimum interest coverage and maximum leverage ratios under the amended and restated credit agreement:

	Twelve Months Ended
	June 30, 2012	July 2, 2011
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$240,693	$228,934
Consolidated Interest Charges (3)	79,273	89,593
Interest Coverage Ratio	3.04x	2.56x
Minimum Permitted Interest Coverage Ratio	1.90x	1.80x

Calculation of Leverage Ratio:
Funded Indebtedness (4)	$1,262,164	$1,304,329
Less: Cash and equivalents (Maximum $75,000) (1)	(75,000)	(17,616)

	$1,187,164	$1,286,713
Adjusted EBITDA (2)	240,693	228,934
Leverage Ratio	4.93x	5.62x
Maximum Permitted Leverage Ratio	7.00x	7.00x

(1)	The credit agreement limits the cash and equivalent offset to $75 million. Our actual net debt is $1,161,553 (reduced by cash and equivalents of $100,611) and the actual leverage ratio is 4.83x as of June 30, 2012.
(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	June 30, 2012	July 2, 2011
	(Unaudited, in thousands)
Net earnings (loss)	$27,536	$(2,325)
Unrealized (gain) loss on currency transactions (a)	1,151	(1,415)

Consolidated net earnings (loss)	28,687	(3,740)
Interest expense	93,235	103,675
Income tax expense (benefit)	6,742	(3,277)
Depreciation and amortization	97,433	98,855
Non-cash and stock option compensation	2,111	1,931
Unusual charges (b)	5,842	0
Cash expenses incurred in connection with the transaction	0	4,760
Business optimization project expense	0	2,830
Realized (gain) loss upon the disposition of property not in the ordinary course of business	324	(977)
Equity sponsor management fee	2,352	2,305
Non-cash purchase accounting adjustments	0	17,928
Fees and expenses in connection with the exchange of the 9.75% senior notes	104	247
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	563	693
Non-cash other expenses (c)	3,275	0
Unrealized (gain) loss on swap contracts	25	177
Loss attributable to the early extinguishment of indebtedness	0	3,527

Adjusted EBITDA, as defined in the credit agreement	$240,693	$228,934

(a)	The unrealized (gain) loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The unusual charges relate to the jury award in the National Pasteurized Eggs, Inc. trial (see Note C to the Condensed Consolidated Financial Statements).
(c)	The non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in December 2011 as it was not material to any prior period impacted or to the 2011 period.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended June 30, 2012	Twelve Months Ended July 2, 2011
	(Unaudited, in thousands)
Gross interest expense	$93,625	$104,021
Minus:
Amortization of financing costs	9,852	10,779
Non-cash mark-to-market on interest rate swaps	4,500	3,649

Consolidated interest charges	$79,273	$89,593

(4)	Funded Indebtedness was as follows:

	June 30, 2012	July 2, 2011
	(Unaudited, in thousands)
Revolving line of credit	$0	$0
Term loans	805,723	837,900
Senior notes	430,000	430,000
Insurance bonds	1,275	1,949
Guarantee obligations (see discussion below)	11,798	14,222
Capital leases	7,934	12,833
Standby letters of credit	350	350
MFI Food Canada Ltd. note payable	1,071	1,712
Northern Star Co. note payable	4,013	5,363

	$1,262,164	$1,304,329

Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,275)	$(1,949)
Guarantee obligations (see discussion below)	(2,530)	(3,440)
Standby letters of credit	(350)	(350)
Original issue discount on term B loan	(11,418)	(13,495)

	(15,573)	(19,234)

Long-term debt, including current maturities	$1,246,591	$1,285,095

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million (annual rate of interest of 7.6%) guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at June 30, 2012 was approximately $11.8 million.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new refrigerated potato products facility. The lease agreement matures on December 30, 2014. As of June 30, 2012, the outstanding balance was $7.8 million and the lease had an effective interest rate of 3.8%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new refrigerated potato products facility. The $7.5 million note is due November 25, 2014. As of June 30, 2012, the outstanding balance was $4.0 million and it had an effective interest rate of 3.7%.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought. At June 30, 2012, we had $75 million of funds available on our revolving line of credit.

We invested approximately $12 million in capital expenditures in the six-month period ended June 30, 2012. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Further capital spending in the remainder of 2012 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

There was no material change in our market risk during the six-month period ended June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2012.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; the one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court. Discovery is underway in these matters.

We received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requested information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. We have fully cooperated with the Florida Attorney General’s Office to date. Further compliance was suspended pending discovery in the civil antitrust litigation referenced above.

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western

District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict does not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. Several post-trial motions are pending before the trial court, including a motion for reduction of the damages award. In June 2012, we recorded a liability of $5.8 million for the damages award; it is included in other current liabilities and selling, general and administrative expenses.

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

MICHAEL FOODS GROUP, INC.

Date: August 14, 2012	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr. (Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)