Form 10-Q
period 2012-09-29
MICHAEL FOODS GROUP, INC.
filed 2012-11-09
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of November 9, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$103,178	$68,118
Accounts receivable, less allowances	168,919	153,059
Inventories	154,457	149,507
Income taxes	8,181	1,420
Prepaid expenses and other	9,091	10,596

Total Current Assets	443,826	382,700

Property, Plant and Equipment
Land	9,063	9,073
Buildings and improvements	124,228	118,096
Machinery and equipment	281,274	260,015

Total Property, Plant and Equipment	414,565	387,184
Less accumulated depreciation	147,027	98,220

Property, Plant and Equipment, net	267,538	288,964

Goodwill	830,118	829,846
Intangible assets, net	562,108	585,208
Deferred financing costs	40,392	46,027
Other assets	8,520	9,084

Total Assets	$2,152,502	$2,141,829

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$8,247	$10,096
Accounts payable	89,590	90,906
Accrued liabilities
Compensation	19,344	10,234
Customer programs	35,727	35,686
Interest	9,831	20,420
Other	33,752	22,446

Total Current Liabilities	196,491	189,788
Long-term debt, less current maturities	1,241,708	1,240,993
Deferred income taxes	262,649	276,464
Other long-term liabilities	9,333	10,621
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of September 29, 2012 and December 31, 2011	0	0
Additional paid-in capital	412,962	411,162
Retained earnings	27,955	12,338
Accumulated other comprehensive income	1,404	463

Total Shareholder’s Equity	442,321	423,963

Total Liabilities and Shareholder’s Equity	$2,152,502	$2,141,829

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the three and nine months ended September 29, 2012 and October 1, 2011

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$470,947	$459,487	$1,352,434	$1,296,607
Cost of sales	395,589	393,467	1,124,110	1,099,892

Gross profit	75,358	66,020	228,324	196,715
Selling, general and administrative expenses	40,438	37,095	135,154	122,620

Operating profit	34,920	28,925	93,170	74,095
Interest expense, net	22,426	25,850	68,151	76,606
Unrealized (gain) loss on currency transactions	(780)	1,433	(696)	756
Loss on early extinguishment of debt	0	0	0	3,527

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	13,274	1,642	25,715	(6,794)
Income tax expense (benefit)	4,332	976	8,761	(2,052)
Equity in losses of unconsolidated subsidiary	202	96	568	289

Net earnings (loss)	8,740	570	16,386	(5,031)

Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	(1,395)	(454)	693	(3,348)
Foreign currency translation adjustment	137	(422)	248	(476)

Other comprehensive income (loss)	(1,258)	(876)	941	(3,824)

Comprehensive income (loss)	$7,482	$(306)	$17,327	$(8,855)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the nine months ended September 29, 2012

(Unaudited, in thousands, except shares)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
Balance at December 31, 2011	100	$0	$411,162	$12,338	$463	$423,963
Stock option compensation			1,586			1,586
Capital invested by parent			214			214
Dividend to parent				(769)		(769)
Net earnings				16,386		16,386
Foreign currency translation adjustment					248	248
Change in fair value of derivatives, net of tax					693	693

Balance at September 29, 2012	100	$0	$412,962	$27,955	$1,404	$442,321

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 29, 2012 and October 1, 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$16,386	$(5,031)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	51,082	50,525
Amortization of intangibles	23,100	23,100
Amortization of deferred financing costs	5,755	5,931
Write-off of deferred financing costs	0	1,845
Amortization of original issue discount on long-term debt	1,524	1,628
Write-off of original issue discount on long-term debt	0	1,123
Deferred income taxes	(16,007)	(218)
Non-cash stock option compensation	1,586	1,418
Changes in operating assets and liabilities:
Accounts receivable	(15,623)	(25,189)
Inventories	(4,633)	(23,384)
Prepaid expenses, income taxes and other	(2,055)	13,424
Accounts payable	(1,556)	11,819
Accrued liabilities	8,484	(12,793)

Net cash provided by operating activities	68,043	44,198
Cash flows from investing activities:
Capital expenditures	(24,225)	(29,354)
Investments in and equity adjustments of joint ventures and other	0	(350)

Net cash used in investing activities	(24,225)	(29,704)
Cash flows from financing activities:
Payments on long-term debt	(7,868)	(790,826)
Proceeds from long-term debt	0	840,000
Dividend to parent	(769)	(65,096)
Deferred financing costs	(118)	(7,241)

Net cash used in financing activities	(8,755)	(23,163)
Effect of exchange rate changes on cash	(3)	(71)

Net increase (decrease) in cash and equivalents	35,060	(8,740)
Cash and equivalents at beginning of period	68,118	44,805

Cash and equivalents at end of period	$103,178	$36,065

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$214	$265

Non-cash property, plant and equipment under capital lease (see Note A)	5,145	0

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The three and nine-month periods ended September 29, 2012 and October 1, 2011 were 13 and 39-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations for the three and nine-month periods and cash flows for the nine-month periods ended September 29, 2012 and October 1, 2011 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

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

There was no other accounting pronouncement adopted during the nine-month period ended September 29, 2012 that had a material impact on our financial position, operating results or disclosures.

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

There were no other new accounting pronouncements issued during the nine-month period ended September 29, 2012 that are expected to have material impacts on our financial position, operating results or disclosures.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts, which are classified as derivatives, along with other instruments relating primarily to corn, soybean meal, cheese and energy-related needs. We estimate fair values based on exchange-quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). The hedging-related financial instruments measured at fair value on a recurring basis are included in current assets, under “prepaid expenses and other.”

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, they were included in the Level 3 fair value measurements as of September 29, 2012 and December 31, 2011. A 1% change in the unobservable input would have an approximately $111,000 effect on interest expense. Management has elected not to account for these instruments as hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities”.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate Swap Contracts
Balance at December 31, 2011	$6,500
Unrealized loss included in interest expense	2,162

Balance at September 29, 2012	$8,662

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended September 29, 2012 and December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value Measurements As of September 29, 2012
Assets at fair value:
Commodity contracts—Grain	$128	$0	$128	$0
Commodity contracts—Energy	292	0	292	0

Total assets at fair value	$420	$0	$420	$0

Liabilities at fair value:
Commodity contracts—Energy	$0	$0	$0	$0
Interest rate swap contracts	8,662	0	0	8,662

Total liabilities at fair value	$8,662	$0	$0	$8,662

	Fair Value Measurements As of December 31, 2011
Assets at fair value:
Commodity contracts—Grain	$2,906	$0	$2,906	$0
Commodity contracts—Energy	0	0	0	0

Total assets at fair value	$2,906	$0	$2,906	$0

Liabilities at fair value:
Commodity contracts—Energy	$618	$0	$618	$0
Interest rate swap contracts	6,500	0	0	6,500

Total liabilities at fair value	$7,118	$0	$618	$6,500

We have six financial debt instruments, two of which are traded in the public debt securities market. For the two traded instruments, we utilize Level 1 valuation inputs (based upon each instrument’s market trading price) to compute the fair value of financial debt owed to our lenders. The first debt instrument is our credit agreement facility that includes a term B loan. The fair value of the term B loan was $797.5 million compared to its carrying value of $794.8 million (outstanding balance of $805.7 million, less $10.9 million of unamortized original issue discount). The second debt instrument is our senior notes. The fair value of our senior notes was $478.9 million compared to the carrying value of $430 million. Our other debt instruments are not available for trading and fair value approximates their carrying value.

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

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and an associated amount is recorded in “prepaid expenses and other current assets”. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the nine-month period ended September 29, 2012, we did not discontinue any cash flow hedges; therefore no reclassification of gains or losses into earnings was made during the period related to such items.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the periods ended:

Volume
Commodity	September 29, 2012	December 31, 2011
Corn	4.1 million bushels	6.4 million bushels
Soybean Meal	43,500 tons	71,800 tons

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (in thousands):

		Fair Value (1)
		September 29, 2012		December 31, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts—Grain	Prepaid expenses and other	$1,890	$(1,762)	$3,788	$(882)

Derivatives not designated as hedging instruments:
Commodity contracts—Energy	Prepaid expenses and other	$384	$(92)	$30	$(648)

Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(8,662)	$0	$(6,500)

(1)	Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $2,325 and $223 as of September 29, 2012 and December 31, 2011. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $453 and $925 as of September 29, 2012 and December 31, 2011.

Effect of derivative instruments in cash flow hedging relationships on our Condensed Consolidated Statements of Operations and Comprehensive Income, net of tax for the three and nine-month periods ended September 29, 2012 and October 1, 2011 (in thousands):

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	For the three months ended September 29, 2012

Commodity contracts—Grain	$1,533	Cost of sales	$2,928	Cost of sales	$452

	For the three months ended October 1, 2011

Commodity contracts—Grain	$(1,113)	Cost of sales	$(659)	Cost of sales	$(239)

	For the nine months ended September 29, 2012

Commodity contracts—Grain	$1,861	Cost of sales	$1,168	Cost of sales	$(109)

	For the nine months ended October 1, 2011

Commodity contracts—Grain	$(1,491)	Cost of sales	$1,857	Cost of sales	$(249)

Effect of derivative instruments not designated as hedging instruments on our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 29, 2012 and October 1, 2011 (in thousands):

	Locations of Gain (Loss) Recognized in
	Earnings on	Three Months Ended,		Nine Months Ended,
	Derivative	2012	2011	2012	2011
		Gain (Loss) Recognized in Earnings on Derivative

Commodity contracts—Energy	Cost of sales	$865	$(787)	$472	$(720)

Interest rate swap contracts	Interest expense	$(513)	$(3,368)	$(2,162)	$(7,017)

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

Capital Lease

In July 2012, we completed the renewal of an expiring lease for our Winnipeg, Manitoba egg products processing facility. The lease is for a 10-year period that expires in August 2022. For accounting purposes, we have recognized the lease as a capital lease and have recorded a capital lease obligation and corresponding property, plant and equipment for $5,145,000. The asset will be amortized over the lease term.

Joint Venture

In 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In November 2011, we and our joint venture partner each invested an additional $500,000. In July 2012, we and our joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. The letters of credit were established as a guarantee for a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. The credit facility has yet to be drawn on by Lang Fang MK Food Company Ltd.

The Chinese company began producing product samples in late 2011 with production for customer sales beginning in early 2012. Under the equity method of accounting, losses were recorded for the unconsolidated subsidiary in an amount of $202,000 and $96,000 during the three-month periods ended September 29, 2012 and October 1, 2011 and $568,000 and $289,000 during nine-month periods ended September 29, 2012 and October 1, 2011.

2011 Debt Refinancing

On February 25, 2011, we completed a refinancing of our credit agreement. The amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provided availability of up to $915 million, in the form of an $840 million term B loan and $75 million revolving line of credit. In accordance with the provisions of the June 29, 2010 credit agreement, we paid a 1% soft-call premium of approximately $8 million to term B loan lenders. We capitalized approximately $7 million of the premium paid to lenders, whose term debt was modified, which is being amortized using the effective interest rate method over the term of the credit agreement. We incurred debt issuance costs of approximately $4.6 million paid to third parties related to the term B loan refinancing, including arranger fees, attorney fees and rating agency fees which were expensed during the nine-month period ended October 1, 2011 as the term B loan refinancing was determined to be a modification and not a debt extinguishment. Also, included in early extinguishment of debt costs of $3.5 million for the nine-month period ended October 1, 2011 were approximately $600,000 of the 1% soft-call costs, the non-cash write-off of approximately $1.8 million of unamortized deferred financing costs and approximately $1.1 million original issue discount associated with the extinguishment of debt owed to those lenders who did not participate in the amended and restated credit agreement.

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

Inventories consisted of the following as of the periods ended (in thousands):

	September 29, 2012	December 31, 2011
Raw materials and supplies	$26,849	$25,488
Work in process and finished goods	93,467	90,590
Flocks	34,141	33,429

Total inventories	$154,457	$149,507

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict does not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. Several post-trial motions are pending before the trial court, including a motion for reduction of the damages award. In June 2012, we recorded a liability of $5.8 million for the damages award; it is included in “other current liabilities” and “selling, general and administrative expenses.”

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We have not recorded a liability for the alleged underbilling as we believe there is no merit in this claim.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, MFI Midco Corporation (“Midco”), of $214,000 and $265,000 in the nine-month periods ended September 29, 2012 and October 1, 2011 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated Federal tax return.

Dividend

During March 2012, the Company issued a dividend to its ultimate parent, MFI Holding Corporation, to repurchase certain of its shares of a terminated employee.

NOTE E—BUSINESS SEGMENTS

We are a diversified producer and distributor of food products in three segments—egg products, refrigerated potato products and cheese and other dairy case products. We produce and distribute egg products to the foodservice, retail and food ingredient markets. We process and distribute refrigerated potato products to the foodservice and retail grocery markets in North America. We market a broad line of refrigerated grocery products to U.S. retail grocery outlets, including branded and private-label cheese, bagels, butter, muffins and ethnic foods. Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the Crystal Farms segment. The October 1, 2011 three and nine-month periods have been restated to reflect the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change.

Certain financial information on operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate & Eliminations	Total

Three months ended September 29, 2012
External net sales	$339,242	$38,033	$93,672	$0	$470,947
Operating profit (loss)	29,348	5,608	3,054	(3,090)	34,920
Depreciation and amortization	20,274	2,817	1,810	1	24,902

Three months ended October 1, 2011
External net sales	$321,858	$34,296	$103,333	$0	$459,487
Operating profit (loss)	27,449	2,499	1,752	(2,775)	28,925
Depreciation and amortization	19,699	2,851	1,981	1	24,532

Nine months ended September 29, 2012
External net sales	$960,148	$109,862	$282,424	$0	$1,352,434
Operating profit (loss)	85,181	13,512	13,481	(19,004)	93,170
Depreciation and amortization	60,296	8,451	5,431	4	74,182

Nine months ended October 1, 2011
External net sales	$915,271	$99,816	$281,520	$0	$1,296,607
Operating profit (loss)	72,686	7,637	10,537	(16,765)	74,095
Depreciation and amortization	59,123	8,553	5,944	5	73,625

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries jointly and severally, and fully and unconditionally, guarantee the amended and restated credit agreement. We and our 100% owned domestic subsidiaries jointly and severally guarantee the senior notes. The guarantee by our subsidiaries of the senior notes is not full and unconditional as there are certain customary guarantee release provisions in the senior notes indenture. The guarantee release provisions include release when there is a sale of a guarantor’s capital stock, if the guarantor is designated as an unrestricted subsidiary (currently all guarantors of the senior notes are restricted subsidiaries), there is a liquidation or dissolution of a guarantor subsidiary or a sale of all of the assets of a guarantor.

The following condensed consolidating financial information presents our consolidated balance sheets as of September 29, 2012 and as of December 31, 2011, and the condensed consolidating statements of operations and comprehensive income for the three and nine-month periods ended September 29, 2012 and October 1, 2011 and cash flows for the nine-month periods ended September 29, 2012 and October 1, 2011. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

September 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$103,032	$146	$0	$103,178
Accounts receivable, less allowances	0	162,349	6,570	0	168,919
Intercompany receivable (payable)	(32,789)	37,654	(4,865)	0	0
Inventories	0	146,384	8,073	0	154,457
Income taxes	4,342	3,839	0	0	8,181
Prepaid expenses and other	0	8,812	279	0	9,091

Total current assets	(28,447)	462,070	10,203	0	443,826

Property, Plant and Equipment—net	0	256,142	11,396	0	267,538
Goodwill	0	822,960	7,158	0	830,118
Intangibles and other assets	846,115	588,774	0	(823,869)	611,020
Investment in subsidiaries	878,170	(957)	0	(877,213)	0

Total assets	$1,695,838	$2,128,989	$28,757	$(1,701,082)	$2,152,502

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$0	$7,272	$975	$0	8,247
Accounts payable	0	86,645	2,945	0	89,590
Accrued liabilities	12,639	83,313	2,702	0	98,654

Total current liabilities	12,639	177,230	6,622	0	196,491
Long-term debt, less current maturities	1,224,812	817,364	23,401	(823,869)	1,241,708
Deferred income taxes	6,733	255,804	112	0	262,649
Other long-term liabilities	9,333	0	0	0	9,333
Shareholder’s equity	442,321	878,591	(1,378)	(877,213)	442,321

Total liabilities and shareholder’s equity	$1,695,838	$2,128,989	$28,757	$(1,701,082)	$2,152,502

Condensed Consolidating Balance Sheets

December 31, 2011

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$68,118	$0	$0	$68,118
Accounts receivable, less allowances	0	149,089	4,977	(1,007)	153,059
Inventories	0	141,990	7,517	0	149,507
Income taxes	774	646	0	0	1,420
Prepaid expenses and other	0	10,485	111	0	10,596

Total current assets	774	370,328	12,605	(1,007)	382,700

Property, Plant and Equipment—net	0	281,214	7,750	0	288,964
Goodwill	0	822,960	6,886	0	829,846
Intangibles and other assets	852,828	612,040	0	(824,549)	640,319
Investment in subsidiaries	834,643	2,644	0	(837,287)	0

Total assets	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,000	$6,959	$1,137	$0	$10,096
Accounts payable	0	88,825	3,088	(1,007)	90,906
Accrued liabilities	20,212	66,864	1,710	0	88,786

Total current liabilities	22,212	162,648	5,935	(1,007)	189,788
Long-term debt, less current maturities	1,222,365	824,351	18,826	(824,549)	1,240,993
Deferred income taxes	9,084	267,380	0	0	276,464
Other long-term liabilities	10,621	0	0	0	10,621
Shareholder’s equity	423,963	834,807	2,480	(837,287)	423,963

Total liabilities and shareholder’s equity	$1,688,245	$2,089,186	$27,241	$(1,662,843)	$2,141,829

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended September 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$459,147	$13,359	$(1,559)	$470,947
Cost of sales	0	383,046	14,102	(1,559)	395,589

Gross profit (loss)	0	76,101	(743)	0	75,358
Selling, general and administrative expenses	0	39,857	581	0	40,438

Operating profit (loss)	0	36,244	(1,324)	0	34,920
Interest expense, net	13,556	8,492	378	0	22,426
Unrealized gain on currency transactions	0	(780)	0	0	(780)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,556)	28,532	(1,702)	0	13,274

Equity in earnings (loss) of subsidiaries	17,314	(1,704)	0	(15,610)	0
Income tax expense (benefit)	(4,982)	9,312	2	0	4,332
Equity in losses of unconsolidated subsidiary	0	202	0	0	202

Net earnings (loss)	$8,740	$17,314	$(1,704)	$(15,610)	$8,740

Comprehensive income (loss)	$8,740	$16,332	$(1,980)	$(15,610)	$7,482

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$448,139	$15,104	$(3,756)	$459,487
Cost of sales	0	382,721	14,502	(3,756)	393,467

Gross profit	0	65,418	602	0	66,020
Selling, general and administrative expenses	104	36,224	767	0	37,095

Operating profit (loss)	(104)	29,194	(165)	0	28,925
Interest expense, net	16,479	8,983	388	0	25,850
Unrealized loss on currency transactions	0	1,433	0	0	1,433

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(16,583)	18,778	(553)	0	1,642

Equity in earnings (loss) of subsidiaries	10,910	(545)	0	(10,365)	0
Income tax expense (benefit)	(6,243)	7,227	(8)	0	976
Equity in losses of unconsolidated subsidiary	0	96	0	0	96

Net earnings (loss)	$570	$10,910	$(545)	$(10,365)	$570

Comprehensive income (loss)	$570	$9,871	$(382)	$(10,365)	$(306)

Condensed Consolidating Statements of Operations

And Comprehensive Income

Nine months ended September 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,319,971	$36,581	$(4,118)	$1,352,434
Cost of sales	0	1,091,095	37,133	(4,118)	1,124,110

Gross profit (loss)	0	228,876	(552)	0	228,324
Selling, general and administrative expenses	0	133,013	2,141	0	135,154

Operating profit (loss)	0	95,863	(2,693)	0	93,170
Interest expense, net	41,423	25,622	1,106	0	68,151
Unrealized gain on currency transactions	0	(696)	0	0	(696)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(41,423)	70,937	(3,799)	0	25,715

Equity in earnings (loss) of subsidiaries	42,585	(3,824)	0	(38,761)	0
Income tax expense (benefit)	(15,224)	23,960	25	0	8,761
Equity in losses of unconsolidated subsidiary	0	568	0	0	568

Net earnings (loss)	$16,386	$42,585	$(3,824)	$(38,761)	$16,386

Comprehensive income (loss)	$16,386	$43,784	$(4,082)	$(38,761)	$17,327

Condensed Consolidating Statements of Operations

And Comprehensive Income

Nine months ended October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,267,301	$40,817	$(11,511)	$1,296,607
Cost of sales	0	1,072,800	38,603	(11,511)	1,099,892

Gross profit	0	194,501	2,214	0	196,715
Selling, general and administrative expenses	5,111	115,177	2,332	0	122,620

Operating profit (loss)	(5,111)	79,324	(118)	0	74,095
Interest expense, net	66,425	9,059	1,122	0	76,606
Unrealized loss on currency transactions	0	756	0	0	756
Loss on early extinguishment of debt	3,527	0	0	0	3,527

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(75,063)	69,509	(1,240)	0	(6,794)

Equity in earnings (loss) of subsidiaries	41,771	(1,228)	0	(40,543)	0
Income tax expense (benefit)	(28,261)	26,221	(12)	0	(2,052)
Equity in losses of unconsolidated subsidiary	0	289	0	0	289

Net earnings (loss)	$(5,031)	$41,771	$(1,228)	$(40,543)	$(5,031)

Comprehensive income (loss)	$(5,031)	$37,943	$(1,224)	$(40,543)	$(8,855)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$(31,902)	$98,950	$995	$68,043

Cash flows from investing activities:
Capital expenditures	0	(22,857)	(1,368)	(24,225)

Net cash used in investing activities	0	(22,857)	(1,368)	(24,225)

Cash flows from financing activities:
Payments on long-term debt	(1,077)	(5,598)	(1,193)	(7,868)
Proceeds from issuance of debt	0	0	0	0
Deferred financing costs	(118)	0	0	(118)
Dividend to parent	(769)	0	0	(769)
Dividend from subsidiaries	33,866	(35,581)	1,715	0

Net cash provided by (used in) financing activities	31,902	(41,179)	522	(8,755)

Effect of exchange rate changes on cash	0	0	(3)	(3)

Net increase in cash and equivalents	0	34,914	146	35,060
Cash and equivalents at beginning of period	0	68,118	0	68,118

Cash and equivalents at end of period	$0	$103,032	$146	$103,178

Condensed Consolidating Statements of Cash Flows

Nine months ended October 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$(25,790)	$70,430	$(442)	$44,198

Cash flows from investing activities:
Capital expenditures	0	(29,144)	(210)	(29,354)
Investment in and equity adjustments of joint ventures and other	0	(350)	0	(350)

Net cash used in investing activities	0	(29,494)	(210)	(29,704)

Cash flows from financing activities:
Payments on long-term debt	(784,225)	(5,366)	(1,235)	(790,826)
Proceeds from issuance of debt	840,000	0	0	840,000
Deferred financing costs	(7,241)	0	0	(7,241)
Dividend to parent	(65,096)	0	0	(65,096)
Dividend from subsidiaries	42,352	(43,637)	1,285	0

Net cash provided by (used in) financing activities	25,790	(49,003)	50	(23,163)

Effect of exchange rate changes on cash	0	0	(71)	(71)

Net decrease in cash and equivalents	0	(8,067)	(673)	(8,740)
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$35,543	$522	$36,065

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 7% higher in the third quarter of 2012 than in the comparable 2011 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, increased approximately 12% and 44%, respectively, in the third quarter of 2012 as compared to the comparable 2011 period. Shell egg market costs were approximately 0.6% higher in the first nine months of 2012 than in the comparable 2011 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 3% and increased approximately 17%, respectively, in the first nine months of 2012 as compared to the comparable 2011 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. Commodity block cheese prices in the first nine months of 2012 were down 11% year-over-year. Although average block cheese market prices were down in the first nine months, there was a significant increase in block cheese costs in September 2012 which brought the market price to $2.06 per pound compared to $1.72 in September 2011.

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

Results of Operations

Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the Crystal Farms segment. The comparative discussion below reflects, and the amounts for the October 1, 2011 three and nine-month periods have been restated to reflect, the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change. Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three and nine-month periods ended September 29, 2012 and October 1, 2011.

Three Months Ended September 29, 2012 as Compared to Three Months Ended October 1, 2011

Net Sales. Net sales for 2012 increased approximately $11.4 million, or 2.5%, to $470.9 million from $459.5 million in 2011. The increased net sales reflected volume growth of 4.5% with gains in our egg and refrigerated potato product business segments.

Egg Products Division Net Sales. External net sales for 2012 increased approximately $17.4 million, or 5.4%. The net sales increase is primarily due to a 4.7% increase in volume, which was seen across all of our distribution channels and better alignment of pricing with our input costs that were higher due to increased commodity costs between periods.

Refrigerated Potato Products Division Net Sales. External net sales for 2012 increased approximately $3.7 million, or 10.9%. The net sales increase is primarily due to a 9.4% increase in volume, driven by strong foodservice growth.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2012 decreased approximately $9.7 million, or 9.4%. The net sales decrease reflected volume decreases of 3% in our non-core private-label butter business and a 1% decrease in branded cheese volume. Lower cheese and butter markets also drove lower pricing levels in the third quarter of 2012 compared to 2011.

Gross Profit. Gross profit for 2012 increased $9.4 million, or 14.1%, to $75.4 million from $66 million in 2011. Our gross profit margin increased to 16% in 2012 as compared to 14.4% in 2011. The main driver for the increase was an improved alignment of pricing with our input costs for the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2012 increased $3.3 million, or 9%, to $40.4 million from $37.1 million in 2011. Increased marketing costs and compensation costs, primarily incentive compensation accruals, drove the increase.

Operating Profit. Operating profit for 2012 increased approximately $6 million, or 20.7%, to $34.9 million from $28.9 million in 2011. The increase in operating profit for 2012 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased approximately $1.9 million, or 6.9%, to $29.3 million from $27.4 million in 2011. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased approximately $3.1 million, or 124.4%, to $5.6 million from $2.5 million in 2011. The increase was mainly a result of volume growth and improved plant operations.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 increased approximately $1.3 million, or 74.3%, to $3.1 million from $1.8 million in 2011. The increase was mainly a result of improved alignment of pricing with input costs.

Interest Expense. Interest expense decreased to $22.4 million in 2012 from approximately $25.9 million in 2011 mainly due to unrealized losses related to interest rate swaps of $0.5 million compared to $3.4 million in 2011 and lower debt levels.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 32.6% for 2012 compared to approximately 59.4% in 2011. The effective tax rate was affected by the level of income between periods, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level, a change in uncertain tax positions and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

Nine Months Ended September 29, 2012 as Compared to Nine Months Ended October 1, 2011

Net Sales. Net sales for 2012 increased approximately $55.8 million, or 4.3%, to $1,352.4 million from $1,296.6 million in 2011. The increased net sales reflected volume increases of 4.5%. Increases were seen across all of our business segments.

Egg Products Division Net Sales. External net sales for 2012 increased approximately $44.9 million, or 4.9%. The net sales increase is primarily due to a 3.8% increase in volume, the larger sales dollar percentage increase was due to a lag in pricing pass-through of commodity cost changes early in the year.

Refrigerated Potato Products Division Net Sales. External net sales for 2012 increased approximately $10 million, or 10.1%. The net sales increase is primarily due to a 9.6% increase in volume.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2012 increased approximately $1 million, or 0.3%. The net sales increase is primarily due to a 3% increase in volume offset by lower cheese and butter markets in 2012 that resulted in lower average selling prices.

Gross Profit. Gross profit for 2012 increased $31.6 million, or 16.1%, to $228.3 million from $196.7 million in 2011. Our gross profit margin increased to 16.9% in 2012 as compared to 15.2% in 2011. The main driver for the increase was improved alignment of pricing with our input costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2012 increased $12.6 million, or 10.2%, to $135.2 million from $122.6 million in 2011. The main reason for the increase was the $5.8 million in damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation described in Note C to the Condensed Consolidated Financial Statements. Also up year-over-year were legal, marketing and compensation costs, primarily incentive compensation accruals.

Operating Profit. Operating profit for 2012 increased approximately $19.1 million or 25.7% to $93.2 million from $74.1 million in 2011. The increase in operating profit for 2012 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased approximately $12.5 million, or 17.2%, to $85.2 million from $72.7 million in 2011. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased approximately $5.9 million, or 76.9%, to $13.5 million from $7.6 million in 2011. The increase was mainly a result of volume growth and improved plant operations.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 increased approximately $3 million, or 27.9%, to $13.5 million from $10.5 million in 2011. The increase was mainly a result of volume growth and improved alignment of pricing with input costs.

Interest Expense. Interest expense decreased to $68.2 million in 2012 from approximately $76.6 million in 2011 mainly due to $2.2 million of unrealized losses related to interest rate swaps compared to $7 million in 2011, lower debt levels and reduced interest costs related to refinancing the term B loan in early 2011.

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

Income Taxes. Our effective tax rate on earnings (losses) before income taxes was approximately 34.1% for 2012 compared to approximately 30.2% in 2011. The effective tax rate was affected by the level of income and losses between periods, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level, a change in uncertain tax positions and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

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

The cash flow of approximately $68 million provided by operating activities in the nine-month period ended September 29, 2012 reflects cash earnings generation, a decrease in the use of working capital and the lower payout of incentive compensation offset by increased income tax payments. The cash flow of approximately $44.2 million provided by operating activities in the nine-month period ended October 1, 2011 primarily reflects increased working capital requirements due to higher period-over-period commodity costs and costs associated with the February 2011 refinancing offset by a income tax refund we received.

The cash flow of approximately $24.2 million and $29.7 million used in investing activities in the nine-month periods ended September 29, 2012 and October 1, 2011 is substantially all capital expenditures. The investments in capital spending were lower in the nine-month period ended September 29, 2012 compared to 2011 due to the timing of projects between years.

The cash flow of approximately $8.8 million used in financing activities for the nine-month period ended September 29, 2012 reflects debt payments and a cash dividend to our parent for the repurchase of certain of its shares of a terminated employee. The cash flow of approximately $23.2 million used in financing activities for the nine-month period ended October 1, 2011 reflects proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to our parent.

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

The amended and restated credit agreement requires the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and senior notes as of September 29, 2012.

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

The last twelve months Adjusted EBITDA as calculated under the amended and restated credit agreement follows. The following is a calculation of the minimum interest coverage and maximum leverage ratios under the amended and restated credit agreement:

	Twelve Months Ended
	September 29, 2012		October 1, 2011
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$246,406		$222,429
Consolidated Interest Charges (3)	78,839		84,987
Interest Coverage Ratio	3.13	x	2.62	x
Minimum Permitted Interest Coverage Ratio	1.90	x	1.80	x

Calculation of Leverage Ratio:
Funded Indebtedness (4)	$1,266,196		$1,299,018
Less: Cash and equivalents (Maximum $75,000) (1)	(75,000)		(36,065)

	$1,191,196		$1,262,953
Adjusted EBITDA (2)	246,406		222,429
Leverage Ratio	4.83	x	5.68	x
Maximum Permitted Leverage Ratio	7.00	x	7.00	x

(1)	The credit agreement limits the cash and equivalent offset to $75 million. Our net debt was $1,163,018 (reduced by cash and equivalents of $103,178) and the leverage ratio was 4.72x as of September 29, 2012.
(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	September 29, 2012	October 1, 2011
	(Unaudited, in thousands)
Net earnings	$35,706	$4,114
Unrealized (gain) loss on currency transactions (a)	(1,062)	18

Consolidated net earnings	34,644	4,132
Interest expense	89,858	102,176
Income tax expense	10,098	1,500
Depreciation and amortization	97,803	98,966
Non-cash and stock option compensation	2,115	1,964
Unusual charges (b)	5,842	0
Cash expenses incurred in connection with the transaction	0	4,760
Business optimization project expense	0	2,830
Realized (gain) loss upon the disposition of property not in the ordinary course of business	324	(977)
Equity sponsor management fee	2,412	2,300
Fees and expenses in connection with the exchange of the 9.75% senior notes	0	351
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	563	680
Non-cash other expenses (c)	3,275	0
Unrealized (gain) loss on swap contracts	(528)	220
Loss attributable to the early extinguishment of indebtedness	0	3,527

Adjusted EBITDA, as defined in the credit agreement	$246,406	$222,429

(a)	The unrealized (gain) loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The unusual charges relate to the jury award in the National Pasteurized Eggs, Inc. trial (see Note C to the Condensed Consolidated Financial Statements).
(c)	The non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in December 2011 as it was not material to any prior period impacted or to the 2011 period.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended
	September 29, 2012	October 1, 2011
	(Unaudited, in thousands)
Gross interest expense	$90,282	$102,456
Minus:
Amortization of financing costs	9,798	10,452
Non-cash mark-to-market on interest rate swaps	1,645	7,017

Consolidated interest charges	$78,839	$84,987

(4)	Funded Indebtedness was as follows:

	September 29, 2012	October 1, 2011
	(Unaudited, in thousands)
Revolving line of credit	$0	$0
Term loans	805,723	835,800
Senior notes	430,000	430,000
Insurance bonds	1,205	1,949
Guarantee obligations (see discussion below)	10,242	12,747
Capital leases (a)	11,882	11,565
Standby letters of credit (b)	2,350	350
MFI Food Canada Ltd. note payable	1,119	1,582
Northern Star Co. note payable	3,675	5,025

	$1,266,196	$1,299,018

Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,205)	$(1,949)
Guarantee obligations (see discussion below)	(1,775)	(2,705)
Standby letters of credit	(2,350)	(350)
Original issue discount on term B loan	(10,911)	(12,971)

	(16,241)	(17,975)

Long-term debt, including current maturities	$1,249,955	$1,281,043

(a)	In July 2012, we completed the renewal of an expiring lease for our Winnipeg, Manitoba egg products processing facility. The lease is for a 10-year period that expires in August 2022. For accounting purposes, we have recognized the lease as a capital lease and have recorded a capital lease obligation and corresponding property, plant and equipment for $5,145,000. The asset will be amortized over the lease term.
(b)	In July 2012, we and our China joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. The letters of credit were established as a guarantee for a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. The credit facility has yet to be drawn on by Lang Fang MK Food Company Ltd.

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In September 2012, the City of Wakefield, Nebraska refinanced two bonds related to its wastewater treatment facility. The refinancing resulted in the combination of the remaining balances of the 2005 and 2007 series bonds into a 2012 series bond for $8.5 million at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at September 29, 2012 was approximately $10.2 million.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new refrigerated potato products facility. The lease agreement matures on December 30, 2014. As of September 29, 2012, the outstanding balance was $6.8 million and the lease had an effective interest rate of 3.8%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new refrigerated potato products facility. The $7.5 million note is due November 25, 2014. As of September 29, 2012, the outstanding balance was $3.7 million and it had an effective interest rate of 3.7%.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought. At September 29, 2012, we had $75 million of funds available on our revolving line of credit.

We invested approximately $24 million in capital expenditures in the nine-month period ended September 29, 2012. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Further capital spending in the remainder of 2012 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the nine-month period ended September 29, 2012.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 29, 2012. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 29, 2012.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We have not recorded a liability for the alleged underbilling as we believe there is no merit in this claim.

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

MICHAEL FOODS GROUP, INC.

Date: November 9, 2012	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr. (Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)