Form 10-K
period 2012-12-29
MICHAEL FOODS GROUP, INC.
filed 2013-03-22
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s common stock is not publicly traded. There were 100 shares of the registrant’s common stock outstanding as of March 22, 2013.

Documents incorporated by reference: None

PART I

ITEM 1—BUSINESS

FORWARD-LOOKING STATEMENTS

Certain items herein are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, ability to fund our operations, intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate, and other information that is not historical information and, in particular, appear under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used herein, the words “may,” “should,” “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

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

Our major customers include leading foodservice distributors and major retail grocery chains. Sales to Sysco Corporation and U.S. Foods represented 15.2% and 11.4% respectively, of our consolidated net sales for 2012; no other customer made up more than 10%.

All aspects of our businesses are extremely competitive. In general, food products are price-sensitive and affected by many factors beyond our control, including the economy, changes in consumer tastes, fluctuating commodity and input prices, changes in supply due to weather, and production variances.

We have a strategic focus on value-added processing of food products. The strategy is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which continues to be slowed somewhat by the economic environment. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers.

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

SEGMENTS

Egg Products Division

General: The Egg Products Division, comprised of our wholly owned subsidiaries M.G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., and MFI Food Canada Ltd., produces, processes and distributes numerous egg products. Based on management estimates, we believe that the division is the largest processed egg products producer in North America. Our principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (e.g., “Easy Eggs®” and “Excelle®”), egg white-based egg products (e.g., “All Whites®” and “Better ’n Eggs®”), and hardcooked and precooked egg products (e.g., “Table Ready®”). Our other egg products include frozen, liquid and dried products that are used as ingredients in other food products, as well as organic and cage-free egg products.

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

In 2012, the division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs that are sold at retail. Pricing for shell eggs and certain egg products, including short shelf-life liquid, and certain dried and frozen products, reflects levels reported by Urner Barry, a recognized industry publication. Prices of higher value-added products, such as precooked, extended shelf-life liquid eggs, low/no cholesterol, natural/organic and cage-free eggs, typically are not significantly affected by Urner Barry quoted price levels. Approximately 66% of the division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market.

The division’s egg-processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa and Manitoba, Canada. Certain of the division’s facilities are fully integrated, from the production and maintenance of laying flocks through the processing of egg products. In 2012, approximately 28% of the division’s egg needs were satisfied by production from our own hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing portion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon underlying feed costs. For eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have been less volatile than egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products. In addition, the division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, with higher value-added products priced over longer terms, generally 6-12 months. This typically allows the division to realize a modest processing margin on such sales, even though there are notable commodity influences on both egg sourcing costs and egg products pricing, which change frequently. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

Customers: The division has long-standing preferred supplier relationships with many of its customers. The division’s customers include many of the major broad-line foodservice distributors and national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale multi-plant manufacturing capabilities and specialized service. The division’s major customers in each of its market channels include leading foodservice distributors, national restaurant chains, major retail grocery store chains and major food processors.

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

Trademarks: The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Better ’n Eggs®,” “All Whites®,” “Papetti’s®, ” “Broke N’ Ready®,” “Abbotsford Farms®,” “Inovatech®,” “Excelle®,” “Trilogy®” and “Emulsa®.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs®” trade name and hardcooked and precooked egg products are marketed using the “Table Ready®” trade name.

Refrigerated Potato Products Division

General: Refrigerated potato products are produced and sold by our wholly owned subsidiaries Northern Star Co. and Farm Fresh Foods, Inc. to both the foodservice and retail markets. The division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2012, approximately 48% of the division’s net sales were to the retail market, with the balance to the foodservice market. The division sells refrigerated potato products in the United States in the retail grocery market, where they are marketed under the Simply Potatoes® brand, and in the foodservice market, where we recently cross-branded our offering as Simply Potatoes® from Northern Star®. Due to their freshness and quality, refrigerated potato products are generally sold at higher price points than frozen or dehydrated potato products.

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

Trademarks: We market our refrigerated potato products to foodservice customers under a variety of brands, including “Simply Potatoes®” and “Farm Fresh™.” The “Simply Potatoes®” and “Diner’s Choice®” brands are used for retail refrigerated potato products.

Cheese & Other Dairy-Case Products Division

General: Our Cheese & Other Dairy-Case Products Division markets a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the division’s growth. Our Crystal Farms® brand cheese is positioned in the “mid-tier” pricing category and is priced below national brands such as Kraft and Sargento, and above store brands (private label). The division’s refrigerated products, which consist principally of cheese, bagels, butter, muffins, and ethnic foods, are supplied by various vendors, to our specifications. Cheese accounted for approximately 84% of the division’s 2012 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms® brand cheese business and for various private-label customers.

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

Our cheese and butter products are affected by milk price supports established by the United States Department of Agriculture (“USDA”). The support price serves as an artificial minimum price for these products, and may not be indicative of prices that would prevail if these supports were abolished.

Customers: The division has customer relationships with large grocery chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. The division serves a large number of retail locations, inclusive of stores receiving products through warehouse delivery.

Competition: The division competes with the refrigerated products of larger suppliers such as Kraft Foods Group, Inc., Dairy Farmers of America, Sargento Foods, Inc., and Sorrento Lactalis, Inc. We position the division’s products as an alternative mid-priced brand, operating at price points below national brands and above store (private-label) brands. The division’s emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with larger national-brand companies.

Trademarks: The division’s products are marketed principally under the “Crystal Farms®” trade name. Other trademarks include “Crescent Valley®,” “Westfield Farms®,” and “David’s Deli®.”

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

The sales activities related to our nationally branded retail egg and potato products are executed by the Cheese & Other Dairy-Case Products Division’s direct sales personnel and brokers. Outside marketing and advertising agencies and consultants are used as needed. The Cheese & Other Dairy-Case Products Division’s internal and external sales personnel obtain orders from retail stores for next-day delivery, and warehouse accounts for delivery usually within 14 days. Marketing efforts are primarily focused on in-store, co-op, and select media advertising programs, which are executed with grocers on a market-by-market basis.

FOOD SAFETY

We take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous USDA inspection at many facilities, we have instituted company-wide quality systems that address topics such as supplier control; ingredient, packaging and product specifications; preventive maintenance; pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points (“HACCP”) plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures that allow us to act quickly to reduce the risk of consumption of any product that we suspect may pose a health issue.

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

GOVERNMENT REGULATION

We are subject to federal and state regulations relating to quality control, product branding and labeling, waste disposal and other aspects of our operations. We are also subject to USDA and Food and Drug Administration (“FDA”) regulations regarding quality, labeling and sanitary control. Our Egg Products Division processing plants that break eggs, and some of our other egg-processing operations, are subject to continuous on-site USDA inspection. Our other processing plants are subject to periodic inspection by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is developing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of contaminated food.

ENVIRONMENTAL REGULATION

We are subject to federal and state environmental regulations, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of waste from our internal egg production primarily by transferring it to farmers for use as fertilizer. We dispose of solid waste from potato processing primarily by transferring it to one or more processors who convert it to animal feed. We have made, and will continue to make, expenditures to ensure environmental compliance. Our environmental management and compliance programs are led by our Director of Environmental Engineering. Additionally, we have ongoing relationships with environmental consulting firms, and we use other consultants as required. As a result of our efforts, we believe we are currently in material compliance with all environmental regulations and requirements.

EMPLOYEES

At December 29, 2012, we had 3,601 employees. The Egg Products Division had 2,391 full-time and 237 part-time employees, none of whom are represented by a union. The Refrigerated Potato Products Division employed 304 persons, 223 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The union contract was recently renewed and extends the term five years to December 31, 2017. The Cheese & Other Dairy-Case Products Division employed 440 persons, none of whom are represented by a union. Our corporate, sales, supply chain, logistics and information systems groups collectively had 229 employees. We believe our employee relations to be in good standing.

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

ITEM 1A—RISK FACTORS

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

Our operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, and results of operations or financial condition. In general, the pricing of eggs is affected by a relative inelasticity of supply and demand, often resulting in small changes in production or demand having a large effect on prices. Our operating profit tends to be adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We can experience similar negative effects on our results of operations because of increases in the prices of potatoes and cheese. Although we can take steps to mitigate the effects of changes in our raw material costs, fluctuations in prices are outside our control. For example, the prices of corn and soybean meal rose dramatically from the summer of 2006 through the summer of 2008, in late 2010, all 2011 and again in late 2012. With the rapid rise in grain costs, we were unable to adjust our egg products prices rapidly or sufficiently enough to offset the significant raw material cost increases in those periods. Our operating results can also be affected by other input costs such as energy and energy-related costs. While we endeavor to keep our selling prices in line with our input costs, we are not always able to do so and this may result in lower operating profit margins.

To mitigate the risk of increases in raw material costs, many of our customer contracts are variable-pricing contracts that are priced off the same index we use to purchase shell and liquid eggs. In addition, due to the unprecedented volatility in grain costs over the past few years, we try to limit fixed-price contracts to be less than one year in duration and we typically hedge the grain costs associated with them to lock in the negotiated margin. These practices reduce, but do not eliminate, the risk of negative profit impacts from raw material price increases. There is no assurance that our risk management activities will provide sufficient protection from price fluctuations. In addition, these efforts can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

We produce and distribute food products that are susceptible to microbial contamination.

Many of the inputs used to make our products, particularly eggs and raw potatoes, are vulnerable to contamination by pathogens—naturally occurring disease-producing organisms—such as Salmonella. Shipment of adulterated products, even if inadvertent, is typically prohibited by law and may lead to an increased risk of exposure to product liability claims (as discussed below), product recalls and increased scrutiny by federal and state regulatory agencies. Any shipment of adulterated products may have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. The risk may be controlled, but not eliminated, by adherence to good manufacturing practices and finished product testing. Also, products purchased from others for repacking or distribution may contain contaminants that may be inadvertently redistributed by us. After contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated by thorough cooking at the foodservice or consumer level.

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

We face the risk of exposure to product liability claims and adverse public relations in the event that our quality control procedures fail or are inadequate and consumption of our products causes injury or illness. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited by the financial assets, insurance coverage and creditworthiness of the indemnifying party, as well as the limits of any insurance provided by suppliers. If we did not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our business reputation and earnings. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation and on our business, prospects, results of operations and financial condition.

A decline in egg consumption or in the consumption of food products we produce could have a material adverse effect on our net sales and results of operations.

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

We must correctly identify and interpret changes in consumer preferences and demand, and offer new products to meet those changes.

Consumer preferences for food products change continually. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease and our profitability could suffer.

We must distinguish between short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition and results of operations.

The categories of the food industry in which we operate are highly competitive, and our inability to compete successfully could adversely affect our business.

Competition in each of the categories of the food industry within which we operate is notable. In general, food products are price-sensitive and affected by many factors beyond our control, including the economy, changes in consumer tastes, fluctuating input prices, changes in supply due to weather, and production variances. Increased competition against any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition. In particular, we compete with major companies such as Cargill, Incorporated, Kraft Foods Group, Inc., Hormel Foods Corp. and ConAgra Foods, Inc. Each of these companies has substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that could be preferred over our products. These companies may also prove to be more successful than us in marketing and selling products.

Our business may be materially adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

Our largest customers have historically accounted for a significant portion of our net sales volume. If, for any reason, one of our key customers were to purchase significantly less of our products in the future or were to terminate its purchases from us altogether, and we were not able to sell our products to new customers at comparable or greater levels, our business, prospects, financial condition and results of operations may be materially adversely effected. This concentration of sales also increases the risk that if one or more large customers encounter financial difficulties, such as during an economic recession, it may materially adversely affect our ability to collect any associated accounts receivable.

The consolidation of customers could adversely affect us.

Many of our customers, such as foodservice distributors and major retail grocery chains, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs or specifically tailored products. In addition, larger customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own brands. Further consolidation and increasing customer power could materially and adversely affect our product sales, financial condition and results of operations.

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

Our manufacturing, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state regulation, including regulation by the FDA, the USDA, and various health and agricultural agencies. Some of our facilities are subject to continuous on-site USDA inspection. The availability of government inspectors due to a government furlough could cause disruption to our manufacturing facilities. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size. Many jurisdictions also require food manufacturers to meet good manufacturing practices (the definition of which may vary by jurisdiction) with respect to personal hygiene, wearing and handling of company-issued uniforms and footwear, footbaths, hand washing, storage and handling of equipment, and eating or drinking in production areas.

Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, and criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect the way we operate our business, our prospects, results of operations and financial condition. A specific example of a possible future law that would require us to make material expenditures is a law requiring all layer-hen cages be replaced with or converted to larger “enriched” cages over a period of time. Such a bill was introduced in 2012, but was not adopted into law.

We may incur material costs associated with compliance with environmental regulations.

We are subject to federal and state environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, including animal waste, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, or at facilities at which we dispose of wastes associated with our operations, we may be subject to penalties and fines, and/or be held liable for the cost of remedying environmental contamination. In addition, these laws and regulations and their interpretation and enforcement are constantly evolving and have tended to become more stringent over time. It is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. In particular, animal feeding operations, which involve the management of animal waste, wastewater discharges and air emissions, have become the subject of increasing regulatory scrutiny. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. The operational and financial effects associated with compliance with current and future environmental regulations could require us to make material expenditures or otherwise change the way we operate our business, which may impact our prospects, results of operations and financial condition.

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

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza emerged in Southeast Asia over the past several years and spread elsewhere in the Eastern Hemisphere. It caused deaths in wild bird populations and, in limited instances, domesticated fowl flocks. It was also linked to illness and death among some persons who were in contact with diseased fowl. It is unclear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, a manifestation of avian influenza in our sheltered flocks could have a material adverse effect on our business. To protect against this risk, we have intensified biosecurity measures at our layer locations. Nevertheless, weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

Impairment in the carrying value of goodwill or other intangible assets could negatively affect our consolidated results of operations and net worth.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating divisions: Egg Products, Refrigerated Potato Products and Cheese & Other Dairy-Case Products. In conducting the goodwill impairment test, we first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If we conclude that the fair value of the reporting unit is less than its carrying amount, then a two-step quantitative test for goodwill impairment is performed for the appropriate reporting units following the guidance within the Accounting Standards Codification. Otherwise, we conclude that no impairment is indicated and do not perform the two-step test. We evaluate assets on our balance sheet, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals and/or discounted cash flow models using various inputs. As of December 29, 2012, we had $443.4 million of definite-lived intangible assets subject to amortization, $111 million of indefinite-lived trademarks and $830 million of goodwill. While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant non-cash impairment losses.

Ability to fund debt and maintain debt instruments covenant compliance.

Our ability to make scheduled payments on and to refinance our indebtedness, and to fund capital and non-capital expenditures, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit agreement in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, we are a holding company for our subsidiaries and have no material operations and only limited assets. Accordingly, we are dependent on cash distributions and dividends from our operating subsidiaries in order to service our debt obligations.

We are unable to assure our ability to refinance any of our debt on commercially reasonable terms or at all. In particular, our credit agreement will mature prior to the maturity of the 9.75% senior notes. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as the sale of assets and/or negotiations with our lenders to restructure the applicable debt. Our credit agreement and the indenture governing the 9.75% senior notes may restrict, or market or business conditions may limit, our ability to take some or all of these actions.

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

We rely on our management team and other key personnel, and the loss of one or more key employees or any difficulty in attracting, training and retaining other talented personnel could materially and adversely affect our financial condition and results of operations.

We depend on the skills, working relationships and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could materially and adversely affect our financial condition and results of operations.

The Company is increasingly dependent on information technology, and potential disruption, cyber-attacks, security problems, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology systems to manage and support a variety of business processes and activities, and any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption and reputational damage from leakage of confidential information.

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about us on any social networking web site could seriously damage our reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition and results of operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

FACILITIES

All of our owned property listed below is pledged to secure repayment of our credit agreement. The total annual lease cost for all leased facilities is approximately $4.7 million. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

For additional information on contractual obligations relating to operating leases see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table summarizes information relating to our primary facilities:

Location	Principal Division/Use	Size (square feet)	Owned/Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey	Egg Products Processing	75,000	Leased	2024	$642,000
Elizabeth, New Jersey	Egg Products Processing	125,000	Leased	2024	1,002,000
Bloomfield, Nebraska	Egg Products Processing	80,000	Owned	—	—
Gaylord, Minnesota	Egg Products Processing	40,000	Owned	—	—
LeSueur, Minnesota	Egg Products Processing	29,000	Owned	—	—
Wakefield, Nebraska	Egg Products Processing	380,000	Owned	—	—
Klingerstown, Pennsylvania (a)	Egg Products Processing/Distribution	158,000	Leased	2017	834,000
Lenox, Iowa	Egg Products Processing/Distribution	151,000	Owned	—	—
Gaylord, Minnesota	Egg Products Processing/Distribution	230,000	Owned	—	—
Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—
Wakefield, Nebraska	Egg Production	658,000	Owned	—	—
LeSueur, Minnesota	Egg Production	345,000	Owned	—	—
Gaylord, Minnesota	Egg Production	349,000	Owned	—	—
Gaylord, Minnesota	Egg Production Pullet Houses	130,000	Owned	—	—
Wakefield, Nebraska	Egg Production Pullet Houses	432,000	Owned	—	—
Plainview, Nebraska	Egg Production Pullet Houses	112,000	Owned	—	—
Winnipeg, Manitoba	Egg Products Processing	102,000	Capital Lease	2022	619,000
Winnipeg, Manitoba	Egg Products Processing	32,000	Leased	2018	177,000
Mississauga, Ontario	Egg Products Distribution	8,000	Leased	2014	85,000
Chaska, Minnesota	Refrigerated Potato Products Processing	230,000	Owned	—	—
Las Vegas, Nevada	Refrigerated Potato Products Processing	31,000	Leased	2020	329,000
Various small warehouses	Cheese & Other Dairy Products		Leased	2013	105,000
LeSueur, Minnesota	Cheese & Other Dairy Products	33,000	Owned	—	—
Lake Mills, Wisconsin	Cheese & Other Dairy Products	85,000	Owned	—	—
Lake Mills, Wisconsin	Cheese & Other Dairy Products Packaging	30,000	Owned	—	—
Minnetonka, Minnesota	Michael Foods Office Space	55,000	Leased	2022	950,000

					$4,743,000

(a)	There is a ten-year and a five-year extension available on this lease.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 22, 2013. No securities are authorized for issuance under equity compensation plans. On June 29, 2010, resulting from the merger described further in Note B to our consolidated financial statements, we issued 100 shares of common stock. The issuance of such shares to a single stockholder was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On December 18, 2012 and March 3, 2011, the Company paid cash dividends of $54 million and $65 million, respectively, to its parent MFI Midco Corporation.

(b)	Not applicable.

(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth (i) the selected historical consolidated financial data for Michael Foods Group, Inc. for the fiscal years ended December 29, 2012 and December 31, 2011 and the fiscal six-month period ended January 1, 2011 and (ii) the selected historical consolidated financial data for M-Foods Holdings, Inc. and its subsidiaries (the “Predecessor”) for the fiscal six-month period ended June 26, 2010 and the fiscal years ended January 2, 2010 and January 3, 2009. Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The fiscal six-month period ended January 1, 2011 contains operating results for twenty-seven weeks. The fiscal six-month period ended June 26, 2010 contains operating results for twenty-five weeks. The fiscal years ended December 29, 2012, December 31, 2011 and January 2, 2010 contain operating results for 52 weeks. The fiscal year ended January 3, 2009 contains operating results for 53 weeks.

The statement of operations data for the years ended December 29, 2012 and December 31, 2011 and the six-month period ended January 1, 2011, and the balance sheet data as of December 29, 2012, December 31, 2011 and January 1, 2011 of the Company, and the statement of operations data for the six-month period ended June 26, 2010 of the Predecessor were derived from the audited consolidated financial statements, which are included elsewhere in this Form 10-K. The statement of operations data for the years ended January 2, 2010 and January 3, 2009 and the balance sheet data as of January 2, 2010 and January 3, 2009 were derived from the Predecessor’s audited consolidated financial statements not included in this Form 10-K.

Our historical operating results are not necessarily indicative of future operating results. See “Risk Factors” and the notes to our financial statements. You should read the selected historical consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Company			Predecessor
			Six Months	Six Months
	Year Ended,		Ended	Ended	Year Ended,
	December 29,	December 31,	January 1,	June 26,	January 2,	January 3,
	2012	2011	2011	2010	2010	2009
(In thousands)
Statement of Operations Data
Net sales	$1,856,054	$1,766,588	$858,306	$743,995	$1,542,779	$1,804,373
Cost of sales	1,544,501	1,493,575	726,832	612,748	1,241,613	1,528,420

Gross profit	311,553	273,013	131,474	131,247	301,166	275,953
Selling, general and administrative expenses	177,164	156,853	76,085	102,283	145,883	165,938
Transaction costs	0	0	0	14,730	0	0

Operating profit	134,389	116,160	55,389	14,234	155,283	110,015
Interest expense, net	90,356	98,140	52,871	30,985	59,184	56,099
Unrealized (gain) loss on currency transactions	(440)	390	(738)	0	0	0
Loss on early extinguishment of debt	0	3,527	0	31,238	3,237	0

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	44,473	14,103	3,256	(47,989)	92,862	53,916
Income tax expense (benefit)	12,524	(715)	(249)	(13,765)	32,690	15,935
Equity in losses of unconsolidated subsidiary	1,855	529	228	59	0	0

Net earnings (loss)	$30,094	$14,289	$3,277	$(34,283)	$60,172	$37,981

At Period End
Balance Sheet Data
Working capital	$152,807	$192,912	$170,191		$175,760	$162,322
Total assets	2,075,348	2,141,829	2,164,098		1,307,663	1,299,869
Long-term debt, including current maturities	1,209,403	1,251,089	1,229,182		707,098	748,078
Shareholder’s equity	399,497	423,963	473,615		326,897	259,499

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

General

Overview. We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other products sold in the dairy case, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. We have a strategic focus on value-added processing of food products, which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which continues to be slowed somewhat by the economic environment. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

As further discussed in the Notes to the Financial Statements, on June 29, 2010, the Predecessor merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. The merger was accounted for as a business combination and a new accounting basis was established. Accordingly, the accompanying consolidated financial statements and select financial data are presented for the full years 2012 and 2011 for the Company and two periods for 2010, Company and Predecessor, which relate to the accounting periods succeeding and preceding the consummation of the merger. The Company and Predecessor periods have been separated by a vertical line in the respective statements and tables to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The accounting policies followed by us in the preparation of our consolidated financial statements for the Company periods are consistent with those of the Predecessor periods and are further described below and in the Notes to the Financial Statements. As the successor Company is substantially the same business as the Predecessor with the exception of the purchase accounting impacts described below, management believes that combining the Company and Predecessor periods for the last six months and first six months of 2010, which is a non-GAAP presentation, provides a more meaningful comparison of the 2011 and 2010 results of operations and cash flows when considered with the purchase accounting effects described below.

Also, as discussed in the Notes to the Financial Statements, the Predecessor is, collectively, M-Foods Holdings, Inc. and its subsidiaries. The Michael Foods entity that filed reports with the SEC prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly-owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of 9.75% discount notes and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

Acquisitions/Joint Ventures. We have historically focused on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. During March 2010, we funded $1.5 million, our 50% share of the initial capital funding of a joint venture, to MFOSI, LLC, a Delaware LLC (“MFOSI”). In November 2011, we funded $500,000, our 50% share of an additional capital contribution. MFOSI owns 100% of its subsidiary, Lang Fang MK Food Co., a Chinese egg products company. Production of products began in October 2011 to support customer sales. We use the equity method of accounting for this joint venture.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity futures contracts, when appropriate. We do not trade or use instruments with the objective of earning financial gains on commodity prices, nor do we use instruments where there are not underlying exposures. See “Item 7—Market Risk—Commodity Risk Management.”

Results of Operations

Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the cheese & other dairy-case products segment. The comparative discussion below reflects that presentation as the prior periods have been restated to reflect the new internal reporting to the CODM.

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes, including “Note J—Business Segments” included elsewhere in this Form 10-K.

	Company						Predecessor
					Six Months		Six Months
	Year Ended				Ended		Ended
	December 29,		December 31,		January 1,		June 26,
	2012		2011		2011		2010
	$	%	$	%	$	%	$	%
	(In thousands)
Statement of Operations Data:
External net sales:
Egg products	1,315,705	70.9	1,228,410	69.5	586,860	68.4	527,571	70.9
Refrigerated Potato products	153,481	8.3	138,004	7.8	71,119	8.3	62,358	8.4
Cheese & Other Dairy-Case products	386,868	20.8	400,174	22.7	200,327	23.3	154,066	20.7

Total net sales	1,856,054	100.0	1,766,588	100.0	858,306	100.0	743,995	100.0
Cost of sales	1,544,501	83.2	1,493,575	84.5	726,832	84.7	612,748	82.4

Gross profit	311,553	16.8	273,013	15.5	131,474	15.3	131,247	17.6
Selling, general and administrative expenses	177,164	9.5	156,853	8.9	76,085	8.9	102,283	13.7
Transaction costs	0	0	0	0	0	0	14,730	2.0

Operating profit (loss):
Egg products	118,335	6.4	101,961	5.8	49,610	5.8	64,854	8.7
Refrigerated Potato products	23,126	1.2	15,716	0.9	4,399	0.5	(6,492)	(0.9)
Cheese & Other Dairy-Case products	17,116	0.9	18,131	1.0	7,072	0.8	11,139	1.5
Corporate	(24,188)	(1.3)	(19,648)	(1.1)	(5,692)	(0.7)	(55,267)	(7.4)

Total operating profit	134,389	7.2	116,160	6.6	55,389	6.5	14,234	1.9

Interest expense, net	90,356	4.9	98,140	5.6	52,871	6.2	30,985	4.2

Net earnings (loss)	30,094	1.6	14,289	0.8	3,277	0.4	(34,283)	(4.6)

Results for the Year Ended December 29, 2012 Compared to results for the Year Ended December 31, 2011

Net Sales. Net sales for 2012 increased $89.5 million, or 5.1%. Net sales were $1,856.1 million for the year ended December 29, 2012 compared to $1,766.6 million in 2011. The change in net sales primarily reflects higher volumes experienced during the year. Overall volume increased 4.8%, compared to 2011, reflecting increases in volume in the Egg Products and Refrigerated Potato Products Divisions, offset by slightly lower volumes for the Cheese & Other Dairy-Case Products Division.

Egg Products Division Net Sales. External net sales for 2012 increased $87.3 million, or 7.1%. Net sales increased over last year due to volume gains and the pass-through of higher commodity costs. Unit sales increased by 4.6% in 2012 compared to 2011, driven by increases across all of our channels, foodservice, food ingredient and retail.

Refrigerated Potato Products Division Net Sales. External net sales for 2012 increased $15.5 million, or 11.2%. Unit sales increased by 10.6% in 2012 compared to 2011, driven by strong growth in our foodservice business.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2012 decreased $13.3 million, or 3.3%. Unit sales decreased 1.3% in 2012 due to decreased volume in private-label butter. Volume in our core branded, private-label, and deli cheese business grew 2% in 2012. Lower average commodity prices, predominately in butter, and lower levels of promotional spending impacted net pricing, which led to a larger decrease in sales compared to volumes.

Gross Profit. Gross profit for 2012 increased $38.5 million, or 14.1%. Gross profit was $311.6 million for the year compared to $273.0 million in 2011. Our gross profit margin increased to 16.8% in 2012 as compared to 15.5% in 2011. The increase in gross profit margins reflected improved contributions from all of our divisions due to improved alignment of selling prices and input costs. Although the year included some dramatic commodity impacts in corn, soybean meal, cheese, butter and energy-related costs, we were better able to pass higher costs through to our customers on a timely basis. We also experienced very good operating results during the year across our manufacturing facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for 2012 increased $20.3 million, or 12.9%. SG&A was $177.2 million for the year ended December 29, 2012 compared to $156.9 million in 2011. The main reasons for the increase were the $5.8 million in damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation described in the footnotes to the consolidated financial statements, the associated legal costs, increased marketing costs to support the volume growth of the business, and compensation costs, primarily incentive compensation accruals.

Operating Profit. Operating profit for 2012 increased $18.2 million, or 15.7%. Operating profit was $134.4 million in 2012 compared to $116.2 million in 2011. The increase in operating profit for 2012 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased $16.4 million, or 16.1%. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased $7.4 million, or 47.1% to $23.1 million compared to $15.7 million in 2011. The results in 2012 were positively impacted by the volume growth and continued improvement in operating efficiencies at our Minnesota production facility.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 decreased $1 million, or 5.6%. The decrease was the result of a significant run-up in cheese and other dairy costs late in the year that we were unable to pass thorough to our customers on a timely basis.

Interest Expense. 2012 interest expense decreased $7.8 million, or 7.9% due to reduced interest costs related to refinancing the term B loan in early 2011, lower levels of unrealized losses related to interest rate swaps of $2.4 million compared to $6.5 million in 2011 and lower outstanding debt levels during the year.

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

Income Taxes. Our effective tax rate on pretax earnings was 28.2% for the year ended December 29, 2012 compared with the rate of (5.1%) for the year ended December 31, 2011. The respective effective tax rates were affected by the level of income between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, changes in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate. Although the effective tax rate for the years ended December 29, 2012 and December 31, 2011 were also both favorably impacted by a change in the state tax rate used to determine our deferred income tax assets and liabilities, the benefit to our effective tax rate was much more significant in 2011 than in 2012. See also Note D to the consolidated financial statements.

Results for the Year Ended December 31, 2011 Compared to results for the Fiscal Year Ended January 1, 2011

The dollar comparisons and certain other information in this section and commentary have been changed slightly from what was presented in the prior year to reflect the new segment reporting described above.

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

In addition, due to the effects of the increased borrowings to finance the merger, our interest expense increased in the periods following the merger. We incurred debt issuance costs of approximately $52.3 million, which have been capitalized in other long-term assets and are being amortized using the effective interest rate method over the term of the credit and 9.75% senior notes agreements. The credit agreement entered into to finance the merger was issued at a discount. The original issue discount of $17.3 million is being amortized using the effective interest rate method over the term of the credit agreement, which matures in February 2018.

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

Net Sales. Net sales for 2011 increased $164.3 million, or 10.3%. Net sales were $1,766.6 million for the year ended December 31, 2011 compared to $858.3 million for the six-month period ended January 1, 2011 and $744 million for the Predecessor’s six-month period ended June 26, 2010. The change in net sales primarily reflects the pass-through of higher commodity costs. Overall volume decreased 0.8%, compared to 2010, reflecting declines in volume in the Egg Products and Refrigerated Potato Products Divisions, offset by higher volumes for the Cheese & Other Dairy-Case Products Division.

Egg Products Division Net Sales. External net sales for 2011 increased $114 million, or 10.2%. Net sales increased over last year due to the pass-through of higher commodity costs. Unit sales decreased by 1.1% in 2011 compared to 2010, driven by decreased foodservice and food ingredient volumes.

Refrigerated Potato Products Division Net Sales. External net sales for 2011 increased $4.5 million, or 3.4%. Unit sales decreased by 1.7% in 2011 compared to 2010, driven by retail potato volume declines as a result of lower levels of promotion during 2011. The lower levels of promotion and an increase in our base pricing resulted in higher average selling prices offsetting the volume decline.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2011 increased $45.8 million, or 12.9%. Unit sales for distributed products increased 2.6% in 2011 due to increased volume in branded, private-label and deli cheese products. Higher commodity pricing and lower levels of promotional spending impacted net pricing, which led to a larger increase in sales compared to volumes.

Gross Profit. Gross profit for 2011 increased $10.3 million, or 3.9%. Gross profit was $273.0 million for the year ended December 31, 2011 compared to $131.5 million for the six-month period ended January 1, 2011 and $131.2 million for the Predecessor’s six-month period ended June 26, 2010. Our gross profit margin decreased to 15.5% in 2011 as compared to

16.4% in 2010. The gross profit for 2010 included the adverse impact of the $17.9 million reversal of inventory step-up as a result of purchase accounting related to the merger, while the 2011 period includes approximately $6 million of additional depreciation for 2011 over 2010 resulting from purchase accounting. Factoring out the purchase accounting impacts, gross profit decreased $1.7 million and gross profit margin decreased 1.7%. The decline in gross profit margins reflected improved contributions from the Refrigerated Potato Products Division, which were more than offset by lower gross profit margins in the Egg Products and Cheese & Other Dairy-Case Products Divisions. The decline for Egg Products and Cheese & Other Dairy-Case Products Divisions was driven by a rise in corn, soybean meal, cheese, butter and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for 2011 decreased $21.5 million, or 12.1%. SG&A was $156.9 million for the year ended December 31, 2011 compared to $76.1 million for the six-month period ended January 1, 2011 and $102.3 million for the Predecessor’s six-month period ended June 26, 2010. The main drivers for the decrease included approximately $35.6 million of additional stock compensation recorded in 2010 in connection with the merger, offset by $2.5 million of insurance claims settlements recorded in 2010. The 2011 period reflects approximately $7.3 million additional amortization of intangibles as a result of the merger, increased marketing expenses, approximately $3.2 million of fees and expenses paid in connection with a business optimization project and approximately $5.1 million of fees incurred in the refinancing of our credit agreement and registration of the 9.75% senior notes during 2011. The increases were offset by reduced compensation costs, primarily incentive compensation.

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

Egg Products Division Operating Profit. Operating profit for 2011 decreased $12.5 million, or 10.9%. Factoring out the purchase accounting items previously described of approximately $3.7 million, operating profit was down approximately $16.2 million compared to 2010. The decrease was primarily due to lower volumes and higher corn, soybean meal and energy-related costs, which we were unable to fully pass through to our customers on a timely basis.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2011 increased $17.8 million, to $15.7 million compared to a $2.1 million operating loss in 2010. The results in 2011 were positively impacted by improved operating efficiencies at the Chaska, Minnesota facility, compared to 2010 when results were impacted by lower-quality raw potatoes, plant start-up costs and the inefficiencies of running two plants.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2011 decreased $0.1 million, or 0.4%. The decrease was the result of higher marketing spending during the period.

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

Income Taxes. Our effective tax rate on earnings (losses) was (5.1%) for the year ended December 31, 2011 compared with the Company’s rate of (7.7%) for the six months ended January 1, 2011 and the Predecessor’s rate of 28.7% for the six-month period ended June 26, 2010. The respective effective tax rates were affected by the level of income and losses between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, changes in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate. The effective tax rate for the year ended December 31, 2011 was also favorably impacted by a change in the state tax rate used to determine our deferred income tax assets and liabilities. See also Note D to the consolidated financial statements.

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

The cash flow of approximately $117.9 million provided by operating activities in the year ended December 29, 2012 reflects cash earnings generation and a small decrease in working capital. The cash flow of approximately $123.2 million for the year ended December 31, 2011 primarily reflects the same items with a smaller use of cash for taxes due to an income tax refund in 2011.

The cash flow of approximately $37.3 million used in investing activities in the year ended December 29, 2012 was for capital expenditures compared to a capital spend of $45.2 million for the year ended December 31, 2011. Additionally, in November 2011, we invested an additional $500,000 in our China joint venture and in June 2011, we were required to increase, by $350,000, the level of guarantee required by our insurance carrier to be held in an escrow collateral money market account, classified as restricted cash in “long-term other assets.”

The cash flow of approximately $105.5 million used in financing activities for the year ended December 29, 2012 reflects debt payments, payment of deferred financing costs in connection with the amendment of our credit agreement in December, a $54 million cash dividend to our parent that was part of a distribution to shareholders, and a dividend to parent of $769,000 for the repurchase of certain of its shares from a terminated employee. The cash flow of approximately $53.7 million used for the year ended December 31, 2011 reflects proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to our parent.

On June 29, 2010, the Company was acquired by MFI Holding Corporation (“MFI Holding”), which is owned by GS Capital Partners VI Fund, L.P. and its affiliates (approximately 74%); affiliates and co-investors of Thomas H. Lee Partners, L.P. (approximately 21%); and certain current and former members of management (approximately 5%). As a result of the $1.675 billion merger, Michael Foods Group, Inc. entered into a credit agreement, with Bank of America, N.A. as administrative agent, which provided for availability up to $865 million and consisted of a $75 million revolving line of credit and a $790 million term B loan. On February 25, 2011, the Company completed a refinancing of the credit agreement. The amended and restated credit agreement, with Bank of America, N.A. as administrative agent, provides availability up to $915 million and consists of the following:

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

On March 3, 2011, we used the proceeds from the expansion of the term B loan to pay a cash dividend of $65 million to its parent MFI Midco Corporation, which paid a dividend to its then parent, MFI Holding, which subsequently distributed the dividend to its shareholders.

On December 18, 2012, the Company used cash from operations to pay a cash dividend to its parent, MFI Midco Corporation (“Midco”), which paid a dividend to its parent, Michael Foods Holding, Inc. On December 18, 2012, Michael Foods Holding, Inc. issued $275 million senior PIK notes which accrue cash interest at a rate of 8.5%, with the option to PIK interest at a rate of 9.25%. Although we do not guarantee the notes, as a wholly owned subsidiary we are responsible for servicing the notes. The proceeds of the senior PIK notes issuance, net of fees and expenses and the $54 million cash dividend from Midco were used to pay a $321 million cash dividend to its parent MFI Holding, which subsequently distributed the dividend to its shareholders.

Concurrent with the June 2010 merger, we issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and 9.75% senior notes as of December 29, 2012.

We use adjusted EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit agreement:

	Twelve Months Ended
	December 29,		December 31,
	2012		2011
(In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (1)	$242,807		$229,978
Consolidated Interest Charges (2)	78,154		81,985
Interest Coverage Ratio	3.11	x	2.81	x
Minimum Permitted Interest Coverage Ratio	1.90	x	1.85	x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$1,224,647		$1,267,853
Less: Cash and equivalents (Maximum $75,000)	(43,274)		(68,118)

	$1,181,373		$1,199,735
Adjusted EBITDA (1)	242,807		229,978
Leverage Ratio	4.87	x	5.22	x
Maximum Permitted Leverage Ratio	6.75	x	7.00	x

(1) Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	December 29,	December 31,
	2012	2011
	(Unaudited, in thousands)
Net earnings	$30,094	$14,289
Unrealized (gain) loss on currency transactions (a)	(440)	390

Consolidated net earnings	29,654	14,679
Interest expense	90,564	98,189
Income tax expense (benefit)	12,524	(715)
Depreciation and amortization	97,646	97,246
Non-cash and stock option compensation	2,121	1,947
Unusual charges (b)	5,842	0
Cash expenses incurred in connection with the transaction	0	4,760
Costs associated with debt issuance	224	0
Costs associated with unconsummated acquisitions	1,832	0
Business optimization project expense	0	2,830
Realized gain upon the disposition of property not in the ordinary course of business	0	(30)
Equity sponsor management fee	2,425	2,300
Fees and expenses in connection with the exchange of the 9.75% senior notes	0	351
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	564	670
Non-cash other expenses (c)	0	3,275
Unrealized (gain) loss on swap contracts	(589)	949
Loss attributable to the early extinguishment of indebtedness	0	3,527

Adjusted EBITDA, as defined in the credit agreement	$242,807	$229,978

(a)	The unrealized (gain) loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The unusual charges relate to the jury award in the National Pasteurized Eggs, Inc. trial (See Note G to the consolidated financial statements).
(c)	The non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in 2011 as it was not material to any prior period impacted or to 2011.

(2) Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended
	December 29,	December 31,
	2012	2011
	(Unaudited, in thousands)
Gross interest expense	$90,646	$98,563
Minus:
Amortization of financing costs	10,120	10,078
Non-cash mark-to-market on interest rate swaps	2,372	6,500

Consolidated interest charges	$78,154	$81,985

(3) Funded Indebtedness was as follows:

	December 29,	December 31,
	2012	2011
	(Unaudited, in thousands)
Credit facility—revolving line of credit	$0	$0
Credit facility—term B loan	765,723	806,800
Senior unsecured notes	430,000	430,000
Secured notes	3,338	4,688
Capital leases	10,685	10,379
Guarantees	10,242	12,746
Other indebtedness	1,104	1,615
Insurance bonds	1,205	1,275
Standby letters of credit	2,350	350

	$1,224,647	$1,267,853

Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,205)	$(1,275)
Guarantees	(1,775)	(2,704)
Standby letters of credit	(2,350)	(350)
Guarantee for Lang Fang MK Food Company credit facility	366	0
Original issue discount on term B loan	(10,280)	(12,435)

	(15,244)	(16,764)

Long-term debt, including current maturities	$1,209,403	$1,251,089

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2013. As of December 29, 2012, the outstanding balance was $5.7 million and had an effective interest rate of 3.9%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of December 29, 2012, the outstanding balance was $3.3 million and had an effective interest rate of 3.6%.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and otherwise satisfy our obligations will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of our debt, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness may limit our ability to pursue any of these alternatives.

To manage exposure to counterparty credit risk, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are members of the lender group providing our credit facility, which management believes further minimizes the risk of non-performance.

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate for $150 million more of our variable rate debt. See—Market Risk—Commodity Risk Management.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if sought. At December 29, 2012, we had $75 million of funds available on our revolving line of credit.

Contractual Obligations

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments as of December 29, 2012 for the years subsequent to 2012, are as follows:

	Payments Due by Period (In thousands)
Contractual Obligations (3)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,208,998	$13,672	$6,694	$2,909	$1,185,723
Capital lease obligations	10,685	6,161	885	969	2,670
Operating lease obligations	40,139	5,686	9,805	7,784	16,864
Purchase obligations (2)	1,929,525	353,856	582,096	468,390	525,183
Interest on variable rate debt	182,615	37,629	72,698	67,117	5,171
Interest on fixed rate debt and other	231,594	42,292	84,335	84,004	20,963

Total	$3,603,556	$459,296	$756,513	$631,173	$1,756,574

Dividend to Michael Foods Holding, Inc. (4)	128,563	11,688	46,750	46,750	23,375

	$3,732,119	$470,984	$803,263	$677,923	$1,779,949

(1)	Variable and fixed-rate debt interest obligations are included elsewhere in the table.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Hence, most of our purchase obligations are subject to notable market price risk.
(3)	The Company does not have any current obligations related to uncertain tax positions. Due to the uncertainty of the nature of its long-term positions, the Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the tax liability of $2.1 million is excluded from the preceding table. See Note D to our consolidated financial statements.
(4)	This obligation represents the amount of interest payable on the Michael Foods Holding, Inc. 8.5% / 9.25% senior PIK notes issued December 18, 2012. We expect to fund those payments by issuing dividends.

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 57% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. Two egg suppliers each provide more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers under existing contracts will approximate $336.3 million in 2013, $258.1 million in 2014, $251.5 million in 2015, $222.5 million in 2016, and $222.7 million in 2017. The 2013 amount represents approximately 42% of our anticipated total egg requirements for the year. In addition, we have contracts to purchase potatoes that expire in 2013. These contracts will supply approximately 53% of the Refrigerated Potato Products Division’s raw potato needs in 2013. One potato supplier is expected to provide approximately 28% of our 2013 potato requirements. We purchase our cheese from numerous vendors on the open market at prevailing market prices. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming years.

Capital Spending

We invested approximately $37.3 million in capital expenditures in 2012, $45.2 million in 2011 and $42.9 million in 2010. For each of these years, capital expenditures related to expanding capacity for higher value-added products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending of approximately $45 million is planned for 2013 and is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Guarantees

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In September 2012, the City of Wakefield, Nebraska refinanced two bonds related to its wastewater treatment facility. The refinancing resulted in the combination of the remaining balances of the 2005 and 2007 series bonds into a 2012 series bond for $8.5 million at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at December 29, 2012 was approximately $10.2 million.

Insurance

We maintain property, casualty, product liability and other general insurance programs, which we expect will have small increases in premiums. We have experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees.

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

Allowance for Doubtful Accounts

We estimate the uncollectability of our accounts receivable and record an allowance for uncollectible accounts. In determining the adequacy of the allowance, we analyze the value of our customers’ financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectability based on the information considered and further deterioration of accounts.

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

The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating divisions: Egg Products, Refrigerated Potato Products and Cheese & Other Dairy-Case Products. In conducting the goodwill impairment test, we first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If we conclude that the fair value of the reporting unit is less than its carrying amount, then a two-step quantitative test for goodwill impairment is performed for the appropriate reporting units following the guidance within the Accounting Standards Codification. Otherwise, we conclude that no impairment is indicated and do not perform the two-step test.

In conducting the initial qualitative assessment, we analyze actual and projected growth trends of the reporting units net sales, gross margin and adjusted EBITDA and the results of prior quantitative tests performed. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the 2012 goodwill assessment, we engaged a third party to evaluate our reporting unit’s fair values and will utilize the valuation as a basis for subsequent annual qualitative assessments. The 2012 valuation utilized a combination of the market approach using multiples of adjusted EBITDA of comparable companies and the income approach utilizing a discounted cash flow analysis of future cash flows as basis for estimating fair value. Based on the assessment conducted, no goodwill impairment charges were recorded in 2012.

Our definite-lived customer relationship intangible asset is being amortized over its estimated useful life and we concluded as of December 29, 2012, based upon our fair value analysis and low customer attrition, that this intangible asset is not impaired.

We did not elect to utilize the qualitative assessment option available for testing our indefinite-lived trademarks for impairment in 2012 and therefore, the quantitative testing performed compares the fair value and carrying value of the trademarks. Fair value is primarily determined on the basis of estimated discount value, using the relief from royalty method. In our 2012 testing, the fair value of our trademarks exceeded the carrying value and no impairment was recorded.

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

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Due to the size of our temporary differences, a change in enacted state tax laws, changes in the composition of our companies that file in a particular state, or changes in state apportionment factors can have a significant impact on our deferred tax provision and therefore on our overall effective tax rate for the current period. Likewise, the size of our temporary differences and their expected reversals generally result in our cash taxes being significantly more than tax expense reported in our consolidated financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not expected to be realized. We are included in a consolidated federal income tax return with MFI Holding. State income taxes are filed on either a combined or separate company basis.

When evaluating our tax positions, we account for uncertainty in income taxes in our consolidated financial statements. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized upon ultimate resolution with a taxing authority.

Stock-based Compensation

The valuation of stock options is a significant accounting estimate which requires us to use judgment and assumptions that are likely to have a material impact on our financial statements. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate.

As our stock is not publicly traded, we estimate our future stock price volatility using the historical volatility of five publicly traded comparative companies in our industry over the expected term of the option. If all other assumptions are held constant, a one percentage point increase in our fiscal 2012 volatility assumption would increase the grant-date fair value of our Class A 2012 option awards by 3%. Our expected term represents the period of time that options granted are expected to be outstanding, based on historical data to estimate option exercise and employee termination within the valuation model. An increase in the expected term by one year, leaving all other assumptions constant, would increase the grant date fair value of our Class A 2012 option awards by 9%. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

The assumptions used for the Black-Scholes option-pricing model were as follows:

2012
Risk-free interest rate	0.83%-1.20%
Expected term (in years)	5
Expected volatility	32.78%
Expected dividends	None

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

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our hens, which produce approximately 28% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of our operations.

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•

We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts that we have with our customers with the percentage of raw materials procured on a variable basis. This matching of our variable-priced procurement contracts with variable-priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, most of our customer contracts are variable-pricing contracts that are priced off the same index used to purchase shell and liquid eggs, compared to the longer duration fixed-price contracts of the past. Over the past several years, we have transitioned a significant number of our customers to variable-price contracts. This transition has allowed us to regularly adjust our pricing to reflect our current cost structure and it provides the customer with more transparency to their costs. To the extent that the contracts are based upon grain inputs, we try to cover a majority of the grain needed to supply that volume from either internal egg production or third-party procurement contracts, which are generally priced based upon grain indexes. The goal of this activity is to protect against unexpected increases in grain prices and to provide predictability with respect to a portion of future raw materials costs, but there is no assurance that our risk management activities will provide sufficient protection from price fluctuations. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

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

We analyzed the estimated exposure to market risk associated with corn and soybean meal futures contracts. These futures contracts had a notional value of $36.8 million for open commodity positions at December 29, 2012. Market risk of $3.7 million is estimated as the potential loss in fair value on the open futures contracts resulting from a hypothetical 10% adverse change in commodity prices.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage, when appropriate. At December 29, 2012, we had futures contracts for natural gas to cover approximately 21% of our estimated annual usage for 2013. At December 29, 2012 the notional value of the futures contracts for natural gas was approximately $1 million, with a market risk of $0.1 million. We also partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. At December 29, 2012, we had futures contracts for transportation-related fuel to cover approximately 25% of our estimated annual usage for 2013. At December 29, 2012 the notional value of the futures contracts for transportation-related fuel was approximately $10 million, with a market risk of $1 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Additionally, there is market risk with interest rates. Debt obligations under our credit agreement of approximately $765.7 million carry a variable rate of interest. The interest paid on these obligations will float with changes in LIBOR interest rates. However, the credit agreement includes a floor on LIBOR contracts of 1.25%. A change in the interest rate on this debt could impact our earnings. The effect on pretax earnings in the next twelve months resulting from a hypothetical 1% increase to interest rates would approximate $7.7 million to the extent it exceeds our LIBOR floor. At the current rates, a 1% increase would not impact our expense materially as 90-day LIBOR rates are currently approximately 0.29%.

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate for $150 million more of our variable rate debt. The following is a summary of the key contract terms:

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

The reports of PwC on Michael Foods’ consolidated financial statements for the fiscal periods ended January 1, 2011 and June 26, 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During Michael Foods’ fiscal periods ended January 1, 2011 and June 26, 2010 and through October 13, 2011, there were (i) no “disagreements” as such term is described in Item 304(a)(1)(iv) of Regulation S-K with PwC on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years and (ii) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee conducted a competitive process to select a firm to serve as independent registered public accounting firm for Michael Foods Group, Inc. (“Michael Foods”). As a result of this process and following careful deliberation, on October 13, 2011 the Audit Committee approved the appointment of Ernst & Young LLP (“E&Y”), as Michael Foods’ independent registered public accounting firm for the fiscal year ending December 31, 2011. A Current Report on Form 8-K was filed by us with the SEC on October 18, 2011 regarding this change.

During Michael Foods’ fiscal periods ended January 1, 2011 and June 26, 2010 and through October 13, 2011, Michael Foods did not consult with E&Y on any of the matters or events set forth in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of regulation S-K.

ITEM 9A—CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2012. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 29, 2012, the end of the period covered by this annual report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 29, 2012, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
James E. Dwyer, Jr.	54	Chief Executive Officer, President and Director
Mark W. Westphal	47	Chief Financial Officer and Senior Vice President
Carolyn V. Wolski	55	Vice President, General Counsel and Secretary
Thomas J. Jagiela	56	Senior Vice President—Operations and Supply Chain
Mark B. Anderson	52	Vice President, General Manager—Retail
Michael A. Elliott	43	Vice President, General Manager—Foodservice
S. Vincent O’ Brien	60	Vice President, General Manager—Food Ingredient and International
Adrian M. Jones (1)	48	Chairman of the Board of Directors
Nicole V. Agnew (2)	35	Director
Leo F. Mullin (2)	70	Director
Gregg A. Ostrander (2)	60	Director
Oliver D. Thym (1)	41	Director
Kent R. Weldon (1)	45	Director

(1)	Member of our Compensation Committee.
(2)	Member of our Audit Committee.

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

Carolyn V. Wolski is our Vice President, General Counsel and Secretary. Ms. Wolski joined the Company as General Counsel in October 2008 and was elected Secretary and Vice President in 2009. Prior to joining us she was a shareholder in the Minneapolis law firm of Leonard, Street and Deinard, PA, where she had practiced general commercial and regulatory law since 1988.

Thomas J. Jagiela is our Senior Vice President-Operations and Supply Chain, a position held since his hiring in March 2008. From 2005 to 2008 he was Executive Vice President and Chief Operating Officer of Nellson Nutraceutical, Inc. a food co-packer. Previously Mr. Jagiela held various manufacturing-related positions at Pillsbury, Inc. and General Mills, Inc.

Mark B. Anderson is our Vice President and General Manager-Retail, a position he has held since 2002. Mr. Anderson is also the President of the Cheese & Other Dairy-Case Products Division, a position he has held since 2004. From 1995 to 2002, Mr. Anderson held various management positions within the Cheese & Other Dairy-Case Products Division.

Michael A. Elliott is our Vice President and General Manager-Foodservice, a position he has held since 2005. Mr. Elliott joined Michael Foods in 1995 and has held various sales positions, most recently as Vice President of Foodservice Sales.

S. Vincent O’Brien is our Vice President and General Manager-Food Ingredient and International, a position he has held since 2005. Mr. O’Brien joined Michael Foods as Vice President and General Manager of Foodservice in 2002. From 1999 to 2001, Mr. O’Brien was President of KBC Trading and Processing Company, a division of ConAgra Foods. From 1994 to 1999, Mr. O’Brien served as Vice President—International, Trading and Processing Division, ConAgra Foods.

Adrian M. Jones became a member of the MFI Holding board of directors following the completion of the merger. Mr. Jones has been with Goldman, Sachs & Co. since 1994 and is a Managing Director in the Merchant Banking Division in New York where he focuses on consumer-related and healthcare investment opportunities and sits on the Global Investment

Committee. Mr. Jones is currently a director on the boards of Biomet, Inc., Dollar General Corporation, Education Management Corporation, and HealthMarkets, Inc. He previously served as a director on the boards of Autocam Corporation from 2004 to 2007, Signature Hospital, LLC from 2006 to 2012, and Burger King Holdings, Inc. from 2002 to 2008. Mr. Jones holds an M.B.A. from Harvard Business School, and B.A. from University College, Galway, Ireland. He was chosen as a director based on his experience, particularly his depth of experience with privately-held companies and private-equity financing.

Nicole V. Agnew became a member of the MFI Holding board of directors following the completion of the merger. Ms. Agnew has been with Goldman, Sachs & Co. since 2005; she is a Managing Director of Goldman, Sachs & Co. and works in the Merchant Banking Division in New York where she focuses on consumer-related and industrial investment opportunities. Ms. Agnew is currently a director on the boards of Kenan Advantage Group, Sensus and Apple America Group. Prior to joining Goldman Sachs, Ms. Agnew worked from 1999 to 2003 in the investment banking division of Merrill Lynch in New York. Ms. Agnew holds an A.B. degree from Harvard University. She was chosen as a director based on her interest and experience with consumer-related investments and her knowledge of strategy and financing in mergers and acquisitions.

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

Gregg A. Ostrander became a member of the MFI Holding board of directors following the completion of the merger. Mr. Ostrander served as Chief Executive Officer of Michael Foods, Inc. from 1994 through 2007, and from April 2009 through October 2009. He has been a director of Michael Foods since 1994, serving as Chairman from 2001 until the merger in 2010. Mr. Ostrander is also a director of Carlisle Companies Inc., a construction materials firm. Mr. Ostrander formerly served as a director of Birds Eye Foods, Inc., a food company, from 2003 to 2009, and Arctic Cat, Inc., a recreational vehicle manufacturer, from 1994 to 2012. Mr. Ostrander was chosen as a director based on his first-hand knowledge of Michael Foods, Inc., including its history and growth dating back over 15 years.

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

Kent R. Weldon, a member of the Michael Foods, Inc. board of directors from 2005 until the 2010 merger, became a member of the MFI Holding board of directors following the merger. Mr. Weldon has been with Thomas H. Lee Partners, L.P. since 1995 (and previously from 1991 to 1993) and is a Managing Director. Mr. Weldon also serves as a director of Acosta, Inc. He was formerly a director of CC Media Holdings, Inc. from 2008 to 2010, of Nortek, Inc. from 2004 to 2009, of CMP Susquehanna Corp. and CMP Susquehanna Holdings Corp. from 2006 to 2008, of FairPoint Communications, Inc. from 2000 to 2007, and of Syratech Corporation from 1997 to 2005. He holds an M.B.A. from Harvard Business School, and a B.A., summa cum laude, from the University of Notre Dame. Mr. Weldon was chosen as a director based on his knowledge of Michael Foods, Inc., as well as his experience with the management of companies in the Thomas H. Lee Partners private-equity portfolio.

Report of the Audit Committee

The Audit Committee reviews the Company’s consolidated financial statements, financial reporting process and internal control over financial reporting on behalf of the Board of Directors (the “Board”).

The Committee meets with management periodically to consider, among other things, the adequacy of the Company’s financial disclosures and internal control over financial reporting. The Committee discusses these matters with the Company’s independent registered public accounting firm, Ernst & Young LLP, and with appropriate Company financial personnel, including the Company’s Director of Internal Audit and Compliance.

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

We have also reviewed management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management has represented to us that the Company’s internal control over financial reporting was effective as of December 29, 2012.

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

Based on our review and discussions described above, we recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Form 10-K for the fiscal year ended December 29, 2012.

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

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations, and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the Compensation Committee of our

Board of Directors, which is composed of three members. The Committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs, and administers the plans and programs application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and Chief Financial Officer are determined by their employment agreements with the Company, as further discussed below. The Committee generally meets once annually.

Compensation Philosophy and Objectives

We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our equity holders. Our current executive compensation program is mainly focused on adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and other adjustments) growth.

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

When we make executive compensation decisions, we review individual performance and corporate performance. The Compensation Committee measures performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to our goals, as well as achievement of their individual goals, and makes a recommendation to the Compensation Committee with respect to any merit increase in salary and stock option grants for each member of the executive team, other than himself. Annual incentive opportunity is set at the start of each year, with the actual payment determined upon the relative achievement of our annual adjusted EBITDA target, which was $242 million for fiscal year 2012. Incentive payments are formula-driven using a pre-established grid (i.e., percentages over or under the target adjusted EBITDA level for the year). The Committee has discretion to adjust the formula-derived incentive payments to take into account unusual factors that may have inhibited, or enhanced, achievement of the annual adjusted EBITDA target. The Compensation Committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to our corporate goals and achievement of his or her individual goals.

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

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2012, the Compensation Committee approved an annual adjusted EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our relative achievement of this target. Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an adjusted EBITDA level relatively consistent with our annual operating plan. We do not use any mitigating incentive compensation features (such as claw-backs, bonus banks, or multi-year performance-driven criteria). Our incentive awards are based only on annual adjusted EBITDA target achievement and are paid in cash in the following year. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2012 were made on March 15, 2013.

The Compensation Committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2012 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

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

Subsequent option grants may be made at varying times and in varying amounts at the discretion of the Compensation Committee based upon the input of the Chief Executive Officer. Historically, they have been made upon the adoption of a new equity incentive plan coinciding with a change in control and then subsequently during annual performance reviews in January or February. Changes in titles and responsibilities are considered when follow-on options are granted, as are other considerations taken into account in making grants when employment commences. Generally, option awards vest over five years, on a pro rata basis, and the number of shares for which options are awarded be sufficient to provide the recipient with a meaningful incentive to remain in our employment on an on-going basis.

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

Adrian M. Jones, Chairperson

Oliver D. Thym

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary	(1) Bonus	(2) Option Awards	(3) Non- equity Incentive Plan	(4) Change in Pension Value and Non- qualified Deferred Comp- ensation	(5) All Other	Total
James E. Dwyer, Jr.	2012	$750,000	$0	$0	$562,500	$0	$340,245	$1,652,745
President and Chief	2011	750,000	0	0	140,625	0	43,232	933,857
Executive Officer	2010	750,000	1,750,000	2,343,459	624,975	0	21,535	5,489,969
Mark W. Westphal	2012	$459,952	$0	$0	$298,969	$0	$12,340	$771,261
Senior Vice President and	2011	450,000	0	0	73,125	0	12,140	535,265
Chief Financial Officer	2010	450,000	0	937,385	345,015	2,249	157,556	1,892,205
Thomas J. Jagiela	2012	$307,117	$0	$0	$149,719	$0	$14,402	$471,238
Senior Vice President—	2011	299,462	0	0	36,504	0	14,062	350,029
Operations and Supply Chain	2010	290,425	0	266,635	166,995	0	79,700	803,755
Mark B. Anderson	2012	$246,282	$0	$0	$160,084	$0	$11,857	$418,223
Vice President and GM—	2011	240,143	0	0	39,023	0	11,515	290,681
Retail, President, Crystal Farms	2010	233,022	0	429,633	178,658	4,688	11,542	857,544
Carolyn V. Wolski	2012	$262,982	$0	$0	$128,204	$0	$13,720	$404,906
Vice President, General Counsel	2011	254,775	0	0	31,057	0	11,682	297,515
and Secretary	2010	242,901	0	218,721	139,668	0	11,608	612,898

(1)	Mr. Dwyer received a bonus in 2010 upon the consummation of the merger.
(2)	Aggregate grant date fair value of options granted. Please see the Outstanding Equity Awards table for detail regarding stock option grants. Please also see Note I to the consolidated financial statements for assumptions used. In March 2011 and again in December 2012, MFI Holding Corporation repriced the options outstanding related to the respective dividends paid to its shareholders. The option plan contains anti-dilution provisions so there was no impact on the fair value at the repricing. The performance-vesting Classes B through D options only vest and become exercisable upon a liquidity event as defined in the plan. Assuming a liquidity event with a price per share that is equal to the the return on initial investment threshold, there is no grant date fair value as all exercise prices exceed the threshold level for the perfomance-vesting options.
(3)	Payments for 2012, 2011 and 2010 performance were made in the following March under our incentive plans.
(4)	The amounts in this column reflect amounts recorded by the Predecessor for accounting purposes in connection with the M-Foods Holdings, Inc. 2003 Deferred Compensation Plan, which was terminated June 29, 2010. While an 8% return was recorded on funds contributed to the Deferred Compensation Plan for accounting purposes, the proceeds that the individuals listed in this table actually received were determined based on the amount of distributions to the holders of Class A Units of Michael Foods Investors, LLC. The amounts reflected in this column represent the difference between the 8% recorded return and 5.88%, which percentage is equal to 120% of the 4.9% federal long-term interest rate as of the adoption of the Deferred Compensation Plan.
(5)	Reflects the value of contributions made under the Retirement Savings Plan (a defined contribution plan) and the value of life insurance premiums paid by us. For Mr. Dwyer, the 2012 amount includes $331,169 reimbursement for costs associated with relocating to Minnesota and the 2011 amount includes $30,506 for commuting travel costs and reimbursement for personal country club dues. Also, the 2010 amounts for Mr. Westphal and Mr. Jagiela include the value of earnings paid on stock options not factored into the grant date fair value due to acceleration of vesting upon the June 2010 change in control of $147,666 and $67,711, respectively.

Grants of Plan-Based Awards

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
James E. Dwyer, Jr.
Executive Officer Incentive Plan	$51,136	$562,500	$750,000
Mark W. Westphal
Executive Officer Incentive Plan	$27,256	$299,813	$461,250
Thomas J. Jagiela
Executive Staff Incentive Plan	$13,649	$150,142	$230,987
Mark B. Anderson
Executive Officer Incentive Plan	$14,981	$164,795	$253,531
Carolyn V. Wolski
Executive Staff Incentive Plan	$11,694	$128,636	$197,902

.

Outstanding Equity Awards at December 29, 2012 (1)

	Option Awards (2)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
James E. Dwyer, Jr.
Time-vesting-Class A	1,600.12	2,400.20		$396.22	7/30/2020
Performance-vesting Class B	0		6,984.68	$2,872.87	7/30/2020
Performance-vesting Class C	0		2,982.44	$4,358.86	7/30/2020
Performance-vesting Class D	0		2,232.02	$5,349.52	7/30/2020
Performance-vesting Class B	0		563.36	$2,872.87	5/11/2021
Performance-vesting Class C	0		498.54	$4,358.86	5/11/2021
Performance-vesting Class D	0		592.73	$5,349.52	5/11/2021

Mark W. Westphal
Time-vesting-Class A	640.05	960.08		$396.22	7/30/2020
Performance-vesting Class B	0		2,793.87	$2,872.87	7/30/2020
Performance-vesting Class C	0		1,192.98	$4,358.86	7/30/2020
Performance-vesting Class D	0		892.81	$5,349.52	7/30/2020
Performance-vesting Class B	0		225.35	$2,872.87	5/11/2021
Performance-vesting Class C	0		199.41	$4,358.86	5/11/2021
Performance-vesting Class D	0		237.12	$5,349.52	5/11/2021

Thomas J. Jagiela
Time-vesting-Class A	182.06	273.09		$396.22	7/30/2020
Performance-vesting Class B	0		873.09	$2,872.87	7/30/2020
Performance-vesting Class C	0		372.81	$4,358.86	7/30/2020
Performance-vesting Class D	0		279.00	$5,349.52	7/30/2020
Performance-vesting Class B	0		70.42	$2,872.87	5/11/2021
Performance-vesting Class C	0		62.32	$4,358.86	5/11/2021
Performance-vesting Class D	0		74.10	$5,349.52	5/11/2021

Mark B. Anderson
Time-vesting-Class A	293.35	440.04		$396.22	7/30/2020
Performance-vesting Class B	0		1,280.53	$2,872.87	7/30/2020
Performance-vesting Class C	0		546.78	$4,358.86	7/30/2020
Performance-vesting Class D	0		409.20	$5,349.52	7/30/2020
Performance-vesting Class B	0		103.28	$2,872.87	5/11/2021
Performance-vesting Class C	0		91.39	$4,358.86	5/11/2021
Performance-vesting Class D	0		108.68	$5,349.52	5/11/2021

Carolyn V. Wolski
Time-vesting-Class A	149.34	224.02		$396.22	7/30/2020
Performance-vesting Class B	0		651.90	$2,872.87	7/30/2020
Performance-vesting Class C	0		278.36	$4,358.86	7/30/2020
Performance-vesting Class D	0		208.32	$5,349.52	7/30/2020
Performance-vesting Class B	0		52.58	$2,872.87	5/11/2021
Performance-vesting Class C	0		46.53	$4,358.86	5/11/2021
Performance-vesting Class D	0		55.33	$5,349.52	5/11/2021

(1)	No stock awards were granted or outstanding in 2012.
(2)	The time-vesting Class A options vest 20% per year beginning on the first anniversary of the grant date. The performance-vesting Classes B through D options only vest upon consummation of a liquidity event as defined in the Plan. See the discussion below regarding the MFI Holding Corporation 2010 Equity Incentive Plan vesting provisions.

MFI Holding Corporation Equity Incentive Plan

Effective July 30, 2010, MFI Holding adopted the MFI Holding Corporation Equity Incentive Plan (the “Plan”) to (a) assist the Company and its affiliated companies in recruiting and retaining employees, directors and consultants; (b) provide employees, directors and consultants with an incentive for productivity; and (c) provide employees, directors and consultants with an opportunity to share in the growth and value of the company. The maximum number of shares that may be subject to the Plan is 71,065. At December 29, 2012, there were 8,784 shares remaining available for issuance. Under the form of option agreement used under the Plan, the term of the options commences on the date of grant and expires on the tenth anniversary of the date of grant unless earlier terminated or cancelled. The exercise price per share purchasable under each option will be determined by the Compensation Committee of the MFI Holding Board of Directors; provided, however, that such exercise price shall not be less than the fair market value of the share on the date such option is granted. The Plan includes non-qualified time-vesting and performance-vesting options. The accounting and disclosure for the Plan are included in the notes to our financial statements.

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

Predecessor Stock Option and Deferred Compensation Plans

The Predecessor had the 2003 Option Plan and the 2003 Deferred Compensation Plan. In conjunction with the merger on June 29, 2010, payments were made to certain of the named executive officers related to the cancellation of the options awarded under the 2003 Option Plan. Certain of the named executive officers also received a distribution payment of the deferred compensation balance under the 2003 Deferred Compensation Plan.

Employment Agreements

General Provisions. The employment agreement with James E. Dwyer, Jr. was effective as of June 29, 2010 and provides for automatic one-year renewals beginning with the second anniversary of the agreement’s effective date. The Dwyer employment agreement provides that Mr. Dwyer’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Dwyer. The Dwyer employment agreement provides that Mr. Dwyer will receive an annual base salary of at least $750,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2012, Mr. Dwyer was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods Executive Officers Incentive Plan. Mr. Dwyer is subject to a noncompetition and nonsolicitation provision within his employment agreement.

The employment agreement with Mark W. Westphal was effective as of June 29, 2010 and provides for automatic one-year renewals beginning with the second anniversary of the agreement’s effective date. The Westphal employment agreement provides that Mr. Westphal’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Westphal. The Westphal employment agreement provides that Mr. Westphal will receive an annual base salary of at least $450,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2012, Mr. Westphal was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods Executive Officers Incentive Plan. Mr. Westphal is subject to a noncompetition and nonsolicitation provision within his employment agreement.

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

The Westphal employment agreement provides that if Mr. Westphal’s employment is terminated by his death or disability, Mr. Westphal, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus the total of Mr. Westphal’s current annual base salary and target bonus; assuming current base salary of $461,250, the termination payment would be $761,063. In addition, Mr. Westphal will receive for one year following the termination date or until such earlier time as Mr. Westphal becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

If Mr. Westphal’s employment is terminated for cause or he terminates without good reason, Mr. Westphal will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Westphal terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Westphal will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus the total of Mr. Westphal’s current annual base salary and target bonus; assuming current base salary of $461,250, the termination payment would be $761,063. In addition, Mr. Westphal will receive for one year following the termination date or until such earlier time as Mr. Westphal becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Adrian Jones, Oliver Thyme, and Kent Weldon. The compensation arrangements for our Chief Executive Officer and our Chief Financial Officer were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Goldman Sachs and each executive officer. No Compensation Committee interlock relationships existed in 2012.

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

Director Compensation

All members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings. Members of the Board of Directors, who are also our employees or employees of Goldman Sachs or Thomas H. Lee Partners, L.P., do not receive remuneration for serving as members of the board. Our non-employee outside directors, who are not employees of Goldman Sachs and Thomas H. Lee Partners, L.P., each receive a quarterly retainer of $16,250.

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2012 totaled $135,253. The fees earned or paid in cash by us to non-employee outside directors for service as directors for the year ended December 29, 2012 were as follows:

	Fees Earned or	Other
Name	Paid in Cash	Compensation	Total
Mr. Mullin	$65,000	$0	$65,000
Mr. Ostrander	65,000	0	65,000
Mr. Jones	0	0	0
Ms. Agnew	0	0	0
Mr. Thyme	0	0	0
Mr. Weldon	0	0	0

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Michael Foods Group, Inc. is a corporation whose securities are 100% held by MFI Midco Corporation. MFI Midco Corporation is a corporation whose securities are 100% held by Michael Foods Holding, Inc. Michael Foods Holding, Inc. is a corporation whose securities are 100% held by MFI Holding.

The following table sets forth information, as of March 22, 2013, concerning the beneficial ownership of MFI Holding common stock by: (i) each person or entity owning more than five percent of the outstanding MFI Holding common stock and (ii) each stockholder of MFI Holding’s board of directors, each of our named executive officers for whom information is provided in Item 11 hereof and all members of the board of directors and executive officers as a group. MFI Holding’s outstanding stock consists of 243,448.77 shares of common stock. To our knowledge, each of these stockholders has sole voting and investment power as to the shares of stock shown unless otherwise noted. Beneficial ownership of the stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

	Amount of	Percent
	Common Stock	of Common
Name and Address of Beneficial Owner	Ownership	Stock
Principal Security holders:
GS Capital Partners (1)	181,444.76	74.4%
Thomas H. Lee Partners L.P. and affiliates (2)	50,471.41	20.7%
Board of Directors and Named Executive Officers:
301 Carlson Parkway, Suite 400, Minnetonka, MN 55305
James E. Dwyer (3)	2,018.85	*
Mark Westphal (3)	1,514.14	*
Thomas J. Jagiela (3)	252.35	*
Carolyn V. Wolski (3)	378.54	*
Mark B. Anderson (3)	353.29	*
Nicole V. Agnew (1)	181,444.76	74.4%
Adrian M. Jones (1)	181,444.76	74.4%
Leo F. Mullin (4)	126.18	*
Gregg A. Ostrander (5)	1,009.42	*
Oliver D. Thym (1)	181,444.76	74.4%
Kent R. Weldon (2)	50,471.41	20.7%

All directors and executive officers as a group (13 persons)	238,376.48	97.9%

*	Less than 1%

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

(2) Includes stock directly owned of record by each of the following entities (collectively, the “THL Investors”): Thomas H. Lee Equity Fund V, L.P., 38,879.64 shares; Thomas H. Lee Parallel Fund V, L.P., 10,087.72 shares; Thomas H. Lee Equity (Cayman) Fund V, L.P., 535.50 shares (the three aforementioned entities, the “THL Funds”); Thomas H. Lee Investors Limited Partnership, 82.27 shares; 1997 Thomas H. Lee Nominee Trust, 88.32 shares (the “1997 Trust”); Great-West Investors LP, 303.84 shares (“Great West”); Putnam Investments Employees’ Securities Company I LLC, 260.94 shares; and Putnam Investments Employees’ Securities Company II LLC, 233.18 shares (together with Putnam Investments Employees’ Securities Company I LLC, the “Putnam Entities”).

The general partner of each of the THL Funds is THL Equity Advisors V, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (“THL Advisors”), whose managing member is THL Holdco, LLC (“THL Holdco”). THL Investment Management Corp. is the general partner of Thomas H. Lee Investors Limited Partnership. The 1997 Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over shares owned of record by the 1997 Trust. Putnam Investments Holdings, LLC (“Putnam Holdings”) is the managing member of the Putnam Entities. Putnam Investments, LLC (“Putnam Investments,” and collectively with the Putnam Entities and Putnam Holdings, “Putnam”) is the managing member of Putnam Holdings. Additionally, THL Advisors is the attorney-in-fact for Putnam Investments and Great West with respect to the shares of stock of MFI Holding. Each of the entities referenced above in this footnote disclaims beneficial ownership of the shares of common stock referenced in this footnote except to the extent of its pecuniary interest therein.

Thomas H. Lee Investors Limited Partnership, the Putnam Entities, Great West and the 1997 Trust are co-investment entities of the THL Funds, and are contractually obligated to co-invest (and dispose of securities) alongside certain of the THL Funds on a pro rata basis. Voting and investment determinations with respect to the shares held by the THL Funds are made by the management committee of THL Holdco. Anthony J. DiNovi and Scott M. Sperling are the members of the management committee of THL Holdco, and as such may be deemed to share beneficial ownership of the shares held or controlled by the THL Funds. Kent R. Weldon is a managing director of THL Holdco. Each of Messrs. DiNovi, Sperling and Weldon disclaims beneficial ownership of such securities.

The address of THL Holdco, the THL Funds and each of Messrs. DiNovi, Sperling and Weldon is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02110. The address of the 1997 Trust is 767 Fifth Avenue, 6th Floor, New York City, NY 10153. The address of Putnam is One Post Office Square, Boston, MA 02109. The address of Great West is c/o Great-West Life and Annuity Company, 8515 E. Orchard Road, 3T2, Greenwood Village, CO 80111.

(3) The address of Dwyer, Westphal, Jagiela, Wolski and Anderson is c/o Michael Foods Group, Inc., 301 Carlson Parkway, Suite 400 Minnetonka, MN 55305.

(4) Mr. Mullin’s address is 710 Fairfield Road, Atlanta, GA 30327.

(5) Mr. Ostrander’s address is 21520 Fairview Street, Greenwood, MN 55331.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 29, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders (1)	62,281	$2,776.49	8,784
Equity compensation plans not approved by securityholders	0	0	0

Total	62,281	$2,776.49	8,784

(1)	Stock options are granted by MFI Holding Corporation
(2)	Excludes securities reflected in column (a)

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board of Directors has affirmatively determined that two of its seven current members are independent directors under the applicable rules and regulations of the SEC and the New York Stock Exchange listing standards.

In determining independence, the Board of Directors affirmatively determines each year whether directors have any material relationship with us. When assessing the materiality of a director’s relationship with us, the Board of Directors considers all relevant facts and circumstances, not merely from the director’s standpoint, but also from the standpoint of the persons or organizations with which the director has an affiliation. Material relationships can include commercial, banking, industrial, consulting, legal, accounting, charitable and familial relationships. The Board of Directors has concluded that no material relationship exists between us and any of our independent directors, other than each such person’s position as one of our directors.

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

GS Capital Partners and other private equity funds affiliated with Goldman, Sachs & Co. own approximately 74% of the common stock of MFI Holding. In addition, under the registration rights agreement, we agreed to file a “market-making” prospectus in order to allow Goldman, Sachs & Co. to engage in market-making activities for the 9.75% senior notes. Goldman Sachs & Co. served as an initial purchaser in the initial offering of the 9.75% senior notes. Goldman Sachs Lending Partners LLC, an affiliate of GS Capital Partners and its related investment funds, served as the joint lead arranger, joint book runner, syndication agent and a lender under our credit agreement. In addition, Goldman, Sachs & Co., Goldman Sachs Lending Partners LLC and their affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

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

Contribution Agreements and Subscription Agreements

The outstanding shares of common stock of MFI Holding were issued to the GS Funds, the THL Investors, and the Management Stockholders pursuant to Contribution Agreements and Subscription Agreements. The THL Investors and MFI Holding are party to a Contribution Agreement dated May 20, 2010. The GS Funds and MFI Holding are party to a Subscription Agreement dated June 29, 2010. Each member of Management Stockholders is party to a Management Contribution Agreement and/or a Management Subscription Agreement with MFI Holding, each dated June 29, 2010. Pursuant to the Contribution Agreements, on June 29, 2010, the THL Investors and certain of the Management Stockholders rolled-over all or a portion of their investment in the Predecessor by contributing shares of the Predecessor to MFI Holding in exchange for shares of common stock of MFI Holding, valued at $1,981.3193 per share. Pursuant to the Subscription Agreements, on June 29, 2010, the GS Funds and certain of the Management Stockholders subscribed for shares of common stock of MFI Holding for a cash purchase price of $1,981.3193 per share. Each of the Contribution Agreements and Subscription Agreements contain typical issuer and stockholder representations and warranties.

Stockholders Agreement

MFI Holding, the GS Funds, the THL Investors, and the Management Stockholders are party to a Stockholders Agreement (the “Stockholders Agreement”), dated June 29, 2010. The Stockholders Agreement contains agreements with respect to election of directors, participation rights in equity offerings, rights and restrictions relating to the issuance or transfer of shares, including tag-along rights and bring-along rights, and other corporate governance provisions.

Pursuant to the terms of the Stockholders Agreement, subject to certain provisions regarding the termination of all or a portion of such rights as a result of transfer of shares to third parties, a GS Fund has the right to appoint four members to MFI Holding’s board of directors and THL has the right to appoint one member to MFI Holding’s board of directors. Additionally, for long as James Dwyer shall serve as Chief Executive Officer of MFI Holding, he shall be designated as a member of MFI Holding’s board of directors. Subject to certain rights and conditions, all stockholders party to the Stockholders Agreement are required to vote their shares to elect or remove directors as designated pursuant to the Stockholders Agreement.

The Stockholders Agreement, subject to certain exceptions, imposes restrictions on the transfer of capital stock of MFI Holding, including (other than pursuant to the exercise of drag-along rights as described below and transfers to affiliates) transfers of capital stock of MFI Holding by the GS Funds and/or the THL Investors to a third party prior to June 29, 2013 that require the prior approval of the other Sponsor. Subject to certain exceptions, Management Stockholders may not transfer their stock without the consent of the Sponsors holding a majority of the stock held by the Sponsors. Subject to certain exceptions, transfers are required to comply with the right of first offer and tag along provisions set forth in the Stockholders Agreement. Following the earlier of June 29, 2013 or the approval of the other Sponsor, a Sponsor or Sponsors holding more than fifty percent of the stock of MFI Holding have “drag-along” rights to require the other stockholders to participate in a proposed sale of stock to a third party that would result in a change of control transaction. With respect to the stock held by each Management Stockholder, the Stockholder Agreement provides MFI Holding a call right in connection with the termination of such employee’s service to the company. Stockholders a party to the agreement also have pro rata preemptive rights with respect to certain equity issuances by MFI Holding. Finally, subject to certain rights and conditions, the prior written consent of the THL Investors is required to approve certain corporate matters.

Registration Rights Agreement

On June 29, 2010, MFI Holding entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the GS Funds, the THL Investors and the Management Stockholders, pursuant to which the holders of shares of common stock of MFI Holding are entitled to certain rights with respect to the registration of such shares under the Securities Act. The shares of common stock of MFI Holding held at any time by the parties to the Equity Registration Rights Agreement are referred to as “Registrable Securities.” Subject to the terms and conditions of the Equity Registration Rights Agreement, following the initial public offering of common stock or other equity securities of MFI Holding or any of its subsidiaries, each of the GS Funds and the THL Investors will be entitled to make demands for registration under the Securities Act of the resale of all or any portion of the Registrable Securities held by it and its respective affiliates, including the right to make demands for registration on Form S-3 if available to MFI Holding, provided that MFI Holding will not be required to effect more than one demand registration requested by the THL Investors in any twelve-month period. Subject to certain exceptions, each holder of Registrable Securities will be entitled to participate in, or “piggyback” on, registrations of shares of MFI Holding’s capital stock for sale by MFI Holding or any other stockholder. These registration rights are subject to conditions and limitations, including a minimum size requirement on any demand registration, the right of underwriters to limit the number of shares to be included in a registration and MFI Holding’s right to delay or withdraw a registration statement under specified circumstances. MFI Holding has agreed to indemnify the holders of Registrable Securities with respect to certain liabilities under the securities laws in connection with registrations pursuant to the Equity Registration Rights Agreement.

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

The Predecessor had a similar management agreement with THL Managers V, LLC where they paid an annual (which was pro-rated for the pre-merger portion of fiscal year 2010) minimum of $1.5 million or 1% of adjusted EBITDA.

Employment Agreements

We have entered into employment agreements with each of Messrs. Dwyer and Westphal. For more information regarding these agreements, see “ITEM 11-Executive Compensation—Employment Agreements.”

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

Policies and Procedures for Reviewing Related Party Transactions

The Company has not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. We did not enter into any new related-party transactions during 2012.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ernst & Young LLP, (“E&Y”) was our principal accountant for the years ended December 29, 2012 and December 31, 2011. The E&Y audit services fees for 2012 and 2011 were $513,250 and $329,525.

Audit-Related Fees

Total fees paid to E&Y for audit-related services rendered during 2012 were $607,562. We did not incur audit-related fees from E&Y in 2011.

Tax Fees

The E&Y tax services fees for 2012 and 2011 were $116,994 and $5,100.

All Other Fees

There were no other fees paid to E&Y under this category during 2012 or 2011.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. All services provided by our principal accountant(s) in 2012 were pre-approved by the Audit Committee or its Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company, and the related Report of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 29, 2012, December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010

Consolidated Statements of Shareholder’s Equity for the years ended December 29, 2012, December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010

Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, the six-month periods ended January 1, 2011 and June 26, 2010

Notes to Consolidated Financial Statements

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

3. Exhibits

(b) Exhibits and Exhibit Index

Ex. No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Michael Foods Group, Inc., as amended.

3.2*	Amended and Restated Bylaws of Michael Foods Group, Inc.

4.1*	Indenture, dated as of June 29, 2010, among Michael Foods Group, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.

4.2*	Exchange and Registration Rights Agreement, dated June 29, 2010, by and among Michael Foods Group, Inc., the guarantors party thereto, Goldman, Sachs & Co., Banc of America Securities LLC and Barclays Capital Inc. as representatives of the several purchasers named in Schedule 1 thereto.

4.3*	Form of 9.750% Senior Notes due 2018 (included in Exhibit 4.1).

10.1*	Amended and Restated Credit Agreement, dated as of February 25, 2011, among Michael Foods Group, Inc. (f/k/a M-Foods Holdings, Inc.), MFI Midco Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Lending Partners LLC and Barclays Capital, as joint lead arrangers and bookrunners, Goldman Sachs Lending Partners LLC, as syndication agent and Barclays Bank PLC, Cooperatieve Centrale Raiffeisen Boerenleenbank B.A., “Rabobank International”, New York Branch, ING Capital LLC, Northwest Farm Credit Services, PCA and Suntrust Bank, as co-documentation agents.

10.2*	Security Agreement, dated June 29, 2010, by and among Michael Foods Group, Inc., MFI Midco Corporation, the Grantors party thereto and Bank of America, N.A., as administrative agent.

10.3*	Registration Rights Agreement, dated as of June 29, 2010, by and among MFI Holding, the GS Capital Partners VI Funds, the THL Funds and the Management Stockholders.

10.4*	Form of Indemnification Agreement, dated as of June 29, 2010 by and between MFI Holding and each Indemnitee.

10.5*	MFI Holding Corporation Equity Incentive Plan, adopted June 29, 2010.

10.6*	Form of MFI Holding Corporation Nonqualified Stock Option Agreement (Time Vesting).

10.7*	Form of MFI Holding Corporation Nonqualified Stock Option Agreement (Performance Vesting).

10.8*	Amended and Restated Employment Agreement by and among Michael Foods, Inc. and James E. Dwyer, Jr., dated as of June 29, 2010.

10.9*	Amended and Restated Employment Agreement between Michael Foods, Inc. and Mark Westphal, dated as of June 29, 2010.

10.10*	Form of Management Contribution Agreement.

10.11*	Form of Management Subscription Agreement.

10.12*	Management Agreement, dated June 29, 2010, among MFI Holding Corporation, Goldman, Sachs & Co. and THL Managers V, LLC.

10.13*	First Amendment to Management Agreement, effective June 30, 2010, among Michael Foods, Inc., MFI Holding Corporation, Goldman, Sachs & Co. and THL Managers V, LLC.

10.14	Amendment No. 1 to the Amended and Restated Credit Agreement, effective December 7, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Michael Foods Group, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Form S-4 Registration Statement (Registration No. 333-173400) dated June 21, 2011.

SCHEDULE II

MICHAEL FOODS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Predecessor
June 26, 2010	$2,210	$0	$51	$2,159
Company
January 1, 2011	$0	$827	$0	$827
December 31, 2011	827	48	0	875
December 29, 2012	875	264	0	1,139

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS GROUP, INC.

Date: March 22, 2013	By:	/s/ JAMES E. DWYER, JR.
James E. Dwyer, Jr. (Chief Executive Officer, President and Director)

Date: March 22, 2013	By:	/s/ MARK W. WESTPHAL
Mark W. Westphal (Chief Financial Officer, Senior Vice President, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ NICOLE V. AGNEW	March 22, 2013
Nicole V. Agnew (Director)

/S/ ADRIAN M. JONES	March 22, 2013
Adrian M. Jones (Director)

/S/ LEO F. MULLIN	March 22, 2013
Leo F. Mullin (Director)

/S/ GREGG A. OSTRANDER	March 22, 2013
Gregg A. Ostrander (Director)

/S/ OLIVER D. THYM	March 22, 2013
Oliver D. Thym (Director)

/S/ KENT R. WELDON	March 22, 2013
Kent R. Weldon (Director)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of Michael Foods Group, Inc.

We have audited the accompanying consolidated balance sheets of Michael Foods Group, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods Group, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Michael Foods Group, Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of shareholders’ equity and of cash flows for the period from June 27, 2010 through January 1, 2011 present fairly, in all material respects, the results of their operations and their cash flows for the period from June 27, 2010 through January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 30, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Michael Foods Group, Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss) of stockholder’s equity and of cash flows for the period from January 3, 2010 through June 26, 2010 present fairly, in all material respects, the financial position of M-Foods Holdings, Inc. and its subsidiaries (the Predecessor), the results of their operations and their cash flows for the period from January 3, 2010 through June 26, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 30, 2011

MICHAEL FOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share and Per Share Data)

	December 29,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and equivalents	$43,274	$68,118
Accounts receivable, less allowances	164,025	143,071
Inventories	153,171	158,522
Income taxes	8,780	1,420
Prepaid expenses and other	9,665	10,596

Total Current Assets	378,915	381,727
Property, Plant and Equipment
Land	9,589	9,073
Buildings and improvements	128,422	118,096
Machinery and equipment	285,848	260,015

Total Property, Plant and Equipment	423,859	387,184
Less accumulated depreciation	159,195	98,220

Property, Plant and Equipment, net	264,664	288,964
Goodwill	830,017	829,846
Intangible assets, net	554,408	585,208
Deferred financing costs	39,436	46,027
Other assets	7,908	9,084

Total Assets	$2,075,348	$2,140,856

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$19,833	$10,096
Accounts payable	99,184	90,906
Accrued liabilities
Compensation	18,347	10,234
Customer programs	33,547	35,686
Interest	22,920	20,420
Other	32,277	21,473

Total Current Liabilities	226,108	188,815
Long-term debt, less current maturities	1,189,570	1,240,993
Deferred income taxes	253,195	276,464
Other long-term liabilities	6,978	10,621
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of December 29, 2012 and December 31, 2011	0	0
Additional paid-in capital	394,201	411,162
Retained earnings	7,037	12,338
Accumulated other comprehensive income (loss)	(1,741)	463

Total Shareholder’s Equity	399,497	423,963

Total Liabilities and Shareholder’s Equity	$2,075,348	$2,140,856

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Periods Ended

(In thousands)

	Company			Predecessor
	Year	Year	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 29,	December 31,	January 1,	June 26,
	2012	2011	2011	2010
Net sales	$1,856,054	$1,766,588	$858,306	$743,995
Cost of sales	1,544,501	1,493,575	726,832	612,748

Gross profit	311,553	273,013	131,474	131,247
Selling, general and administrative expenses	177,164	156,853	76,085	102,283
Transaction costs	0	0	0	14,730

Operating profit	134,389	116,160	55,389	14,234
Interest expense, net	90,356	98,140	52,871	30,985
Unrealized (gain) loss on currency transactions	(440)	390	(738)	0
Loss on early extinguishment of debt	0	3,527	0	31,238

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	44,473	14,103	3,256	(47,989)
Income tax expense (benefit)	12,524	(715)	(249)	(13,765)
Equity in losses of unconsolidated subsidiary	1,855	529	228	59

Net earnings (loss)	$30,094	$14,289	$3,277	$(34,283)

Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	(2,413)	(544)	2,092	(776)
Foreign currency translation adjustment	209	(513)	(236)	150

Other comprehensive income (loss)	(2,204)	(1,057)	1,856	(626)

Comprehensive income (loss)	$27,890	$13,232	$5,133	$(34,909)

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

For the Periods Ended December 29, 2012, December 31, 2011, January 1, 2011 and June 26, 2010

(In thousands, except Company shares)

					Accumulated
			Additional		Other	Total
	Shares		Paid-In	Retained	Comprehensive	Shareholder’s
	Issued	Amount	Capital	Earnings	Income (Loss)	Equity
Predecessor
Balance at January 2, 2010	476	$5	$159,016	$163,581	$4,295	$326,897
Capital invested by parent			637,870			637,870
Stock option compensation			35,762			35,762
Net loss				(34,283)		(34,283)
Change in fair value of derivatives, net of tax					(776)	(776)
Foreign currency translation adjustment					150	150

Balance at June 26, 2010	476	$5	$832,648	$129,298	$3,669	$965,620

Company
Balance at June 27, 2010	100	$0	$0	$0	$(336)	$(336)
Capital invested by MFI Midco Corporation			483,150			483,150
Dividend to parent for transaction costs			(15,374)			(15,374)
Stock option compensation			1,042			1,042
Net earnings				3,277		3,277
Change in fair value of derivatives, net of tax					2,092	2,092
Foreign currency translation adjustment					(236)	(236)

Balance at January 1, 2011	100	0	468,818	3,277	1,520	473,615
Stock option compensation			1,947			1,947
Capital invested by parent			265			265
Dividend to parent			(59,868)	(5,228)		(65,096)
Net earnings				14,289		14,289
Change in fair value of derivatives, net of tax					(544)	(544)
Foreign currency translation adjustment					(513)	(513)

Balance at December 31, 2011	100	0	411,162	12,338	463	423,963
Stock option compensation			2,121			2,121
Capital invested by parent			292			292
Dividend to parent			(19,374)	(35,395)		(54,769)
Net earnings				30,094		30,094
Change in fair value of derivatives, net of tax					(2,413)	(2,413)
Foreign currency translation adjustment					209	209

Balance at December 29, 2012	100	$0	$394,201	$7,037	$(1,741)	$399,497

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended

(In thousands)

	Company			Predecessor
			Six Months	Six Months
	Year Ended		Ended	Ended
	December 29,	December 31,	January 1,	June 26,
	2012	2011	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$30,094	$14,289	$3,277	$(34,283)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	66,846	66,446	33,718	28,550
Amortization of intangibles	30,800	30,800	16,044	7,459
Amortization of deferred financing costs	7,965	7,914	4,119	1,828
Write-off of deferred financing costs	0	1,845	0	10,475
Amortization of original issue discount on long-term debt	2,155	2,164	1,578	1,570
Write-off of original issue discount on long-term debt	0	1,123	0	10,133
Deferred income taxes	(26,975)	(9,342)	(10,801)	(14,894)
Preferred return on deferred compensation	0	0	0	1,444
Non-cash stock option compensation	2,121	1,947	1,042	35,762
Changes in operating assets and liabilities:
Accounts receivable	(21,289)	(12,949)	(14,611)	1,440
Inventories	5,546	(16,534)	11,473	(326)
Prepaid expenses, income taxes and other	(1,023)	20,532	9,204	(6,847)
Accounts payable	8,149	20,760	11,573	(13,164)
Accrued liabilities	13,516	(5,826)	4,711	14,676

Net cash provided by operating activities	117,905	123,169	71,327	43,823
Cash flows from investing activities:
Capital expenditures	(37,275)	(45,230)	(20,541)	(22,354)
Business acquisition (net of cash acquired)	0	0	(1,609,816)	0
Investments in and equity adjustments of joint ventures and other	0	(850)	318	(1,500)

Net cash used in investing activities	(37,275)	(46,080)	(1,630,039)	(23,854)
Cash flows from financing activities:
Payments on long-term debt	(49,330)	(821,366)	(14,675)	(685,564)
Proceeds from long-term debt	0	840,000	1,202,700	6,032
Deferred financing costs	(1,374)	(7,241)	(52,337)	(153)
Dividend to parent	(54,769)	(65,096)	(15,374)	0
Additional capital invested by parent	0	0	483,150	637,870

Net cash provided by (used in) financing activities	(105,473)	(53,703)	1,603,464	(41,815)
Effect of exchange rate changes on cash	(1)	(73)	53	(31)

Net increase (decrease) in cash and equivalents	(24,844)	23,313	44,805	(21,877)
Cash and equivalents at beginning of period	68,118	44,805	0	87,061

Cash and equivalents at end of period	$43,274	$68,118	$44,805	$65,184

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$75,654	$83,863	25,343	30,595
Income taxes	43,385	(13,248)	5,000	12,172
Non-cash capital investment by parent (see Note H)	$292	$265	$0	$0
Non-cash property, plant and equipment under capital lease (see Note C)	$5,145	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Michael Foods Group, Inc. is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy-case products, and refrigerated potato products.

Michael Foods Group, Inc. is a wholly-owned subsidiary of MFI Midco Corporation (“Midco” or “Parent”). Midco is a wholly-owned subsidiary of Michael Foods Holding, Inc. Michael Foods Holding, Inc. is a wholly-owned subsidiary of MFI Holding Corporation (“MFI Holding”), whose security holders include affiliates of Goldman Sachs Capital Partners, affiliates and co-investors of Thomas H. Lee Partners L.P. and certain current and former members of management.

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

Also, as discussed in Note B, the Predecessor is, collectively, M-Foods Holdings, Inc. and its subsidiaries. The Michael Foods entity that filed reports with the U.S. Securities and Exchange Commission (“SEC”) prior to the June 29, 2010 merger was Michael Foods, Inc., a direct, wholly-owned subsidiary of M-Foods Holdings, Inc. In general, the Michael Foods, Inc. filings did not include financial information with respect to M-Foods Holdings, Inc. Consequently, certain Predecessor information herein is not directly comparable to information in the Michael Foods, Inc. filings. Prior to the merger, M-Foods Holdings, Inc. liabilities consisted solely of then outstanding senior subordinated notes and M-Foods Holdings, Inc.’s sole asset was the shares of Michael Foods, Inc.

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

Fiscal year 2012 contained a 52-week period and ended December 29, 2012.

Fiscal year 2011 contained a 52-week period and ended December 31, 2011.

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

Reclassifications

Certain reclassifications of previously reported amounts on the balance sheet have been made to conform to the current year presentation. The reclassifications had no impact on net earnings or operating cash flows.

Cash and Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Significantly all of our cash is held with one financial institution.

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due from customers. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $1,139,000 and $875,000 at December 29, 2012 and December 31, 2011.

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

Inventories consisted of the following as of the years ended, (in thousands):

	December 29,	December 31,
	2012	2011
Raw materials and supplies	$28,989	$25,488
Work in process and finished goods	88,353	99,605
Flocks	35,829	33,429

	$153,171	$158,522

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, they were included in the Level 3 fair value measurements as of December 29, 2012 and December 31, 2011. A 1% change in the unobservable input would have an approximately $0.1 million effect on interest expense. Management has elected not to account for these instruments as designated hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities”.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

	Interest Rate Swap Contracts
	December 29,	December 31,
	2012	2011
Beginning balance	$6,500	$0
Unrealized loss included in interest expense	2,372	6,500

Ending balance	$8,872	$6,500

The following table sets forth our hedging-related financial assets and liabilities measured on a recurring basis as of the years ended December 29, 2012 and December 31, 2011 (in thousands):

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	Fair Value Measurements As of December 29, 2012
Assets at fair value:
Commodity contracts - Grain	$0	$0	$0	$0
Commodity contracts - Energy	0	0	0	0

Total assets at fair value	$0	$0	$0	$0

Liabilities at fair value:
Commodity contracts - Grain	$1,607	$0	$1,607	$0
Commodity contracts - Energy	116	0	116	0
Interest rate swap contracts	8,872	0	0	8,872

Total liabilities at fair value	$10,595	$0	$1,723	$8,872

	Fair Value Measurements As of December 31, 2011
Assets at fair value:
Commodity contracts - Grain	$2,906	$0	$2,906	$0
Commodity contracts - Energy	0	0	0	0

Total assets at fair value	$2,906	$0	$2,906	$0

Liabilities at fair value:
Commodity contracts - Grain	$0	$0	$0	$0
Commodity contracts - Energy	618	0	618	0
Interest rate swap contracts	6,500	0	0	6,500

Total liabilities at fair value	$7,118	$0	$618	$6,500

The carrying amount of our debt (including current maturities) was $1.21 billion as of December 29, 2012 and $1.25 billion as of December 31, 2011. Based on current market rates provided primarily by various bank sources, the fair value of this debt at December 29, 2012 and December 31, 2011 was estimated at $1.26 billion and $1.27 billion, respectively. Our cash equivalents, accounts receivable, accounts payable and other liabilities’ carrying value approximates fair value.

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

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying commodity exposures. Our futures contracts for grains are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive loss.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and an associated amount is recorded in “prepaid expenses and other current assets.” The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the years ended December 29, 2012 and December 31, 2011, we did not discontinue any cash flow hedges; therefore no reclassification of gains or losses into earnings was made during the period related to such items.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the years ended (in thousands):

	Corn Volume (in bushels)		Soybean Meal Volume (in tons)
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Commodity Contract	3,060	6,375	33	72

Information on location and amounts of derivative fair values in the consolidated balance sheets is presented below, as of the years ended (in thousands):

		Fair Value (1)
		December 29, 2012		December 31, 2011
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$205	$(1,812)	$3,788	$(882)

Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$36	$(152)	$30	$(648)

Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(8,872)	$0	$(6,500)

(1) Amounts represent the gross fair value of derivative assets and liabilities. The Company nets the derivative assets and liabilities for each of its hedging programs, including cash collateral, when a master netting arrangement exists between the Company and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $3.5 million and $0.2 million as of December 29, 2012 and December 31, 2011. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $0.2 million and $0.9 million as of December 29, 2012 and December 31, 2011.

The following table represents the effect of derivative instruments in cash flow hedging relationships on our Consolidated Statements of Operations and Comprehensive Income (Loss), net of tax for the periods ended December 29, 2012, December 31, 2011, January 1, 2011 and June 26, 2010 (in thousands):

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
Company
	For the year ended December 29, 2012
Commodity contracts – Grain	$(1,200)	Cost of sales	$1,213	Cost of sales	$(72)

	For the year ended December 31, 2011
Commodity contracts – Grain	$1,164	Cost of sales	$1,708	Cost of sales	$63

	For the six months ended January 1, 2011
Commodity contracts – Grain	$1,806	Cost of sales	$(286)	Cost of sales	$15

	For the six months ended June 26, 2010
Predecessor
Commodity contracts – Grain	$(405)	Cost of sales	$372	Cost of sales	$0

The following table represents the effect of derivative instruments not designated as hedging instruments on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ended December 29, 2012, December 31, 2011, January 1, 2011 and June 26, 2010 (in thousands):

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Company			Predecessor
		Year Ended December 29, 2012	Year Ended December 31, 2011	Six Months Ended January 1, 2011	Six Months Ended June 26, 2010
		Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$247	$(1,017)	$(443)	$342

Interest rate swap contracts	Interest expense	$(2,372)	$(6,500)	$0	$0

Accumulated Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Fair Value of Derivatives, net of tax (1)	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Predecessor
Balance at January 2, 2010	$440	$3,855	$4,295
Change in fair value of derivatives	(776)		(776)
Foreign currency translation adjustment		150	150

Balance at June 26, 2010	$(336)	$4,005	$3,669

Company
Balance at June 27, 2010	$(336)	$0	$(336)
Change in fair value of derivatives	2,092		2,092
Foreign currency translation adjustment		(236)	(236)

Balance at January 1, 2011	$1,756	$(236)	$1,520
Change in fair value of derivatives	(544)		(544)
Foreign currency translation adjustment		(513)	(513)

Balance at December 31, 2011	$1,212	$(749)	$463
Change in fair value of derivatives	(2,413)		(2,413)
Foreign currency translation adjustment		209	209

Balance at December 29, 2012	$(1,201)	$(540)	$(1,741)

(1)	The income tax expense (benefit) allocated to derivatives was $1,425, $326 and ($1,255) for the years ended December 29, 2012 and December 31, 2011 and the six-month period ended January 1, 2011. The tax expense allocated to derivatives of the Predecessor was $466 for the six-month period ended June 26, 2010.

Property, Plant and Equipment

The Company’s property consists mainly of plants and equipment used in manufacturing activities. Assets acquired in the 2010 merger were valued at allocated fair value, and subsequent capital asset additions are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-30 years for buildings and improvements and 3-15 years for machinery and equipment. Leasehold improvements are depreciated over the life of the lease including any extensions, the estimated service lives range from 5-15 years. Maintenance and repairs are charged to expense in the year incurred and renewals and betterments are capitalized. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings. Plant and equipment are reviewed for impairment when conditions indicate an impairment or future impairment; the assets are either written down or the useful life is adjusted to the remaining period of usefulness.

We capitalized interest of $82,000, $374,000, $86,000 and $133,000 in the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010 relating to the construction and installation of property, plant and equipment. Our policy is to capitalize interest on all major projects where construction and/or installation continue for an extended period of time.

Goodwill and Intangible Assets

We recognize as goodwill the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed. Goodwill and intangible assets with indefinite lives (e.g., trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of fair value compared to the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the fair value is less than the carrying value of the related asset. None of our goodwill, customer relationships or other intangible assets were impaired as of December 29, 2012 and no impairment losses were recorded for the years ended December 29, 2012 and December 31, 2011 or the six-month periods ended January 1, 2011 and June 26, 2010.

Approximately $2.7 million of goodwill is deductible for tax purposes. The following table is a reconciliation of the carrying amount of goodwill by reportable segment as of December 29, 2012 and December 31, 2011, (in thousands):

			Cheese &
		Refrigerated	Other
		Potato	Dairy-Case
	Egg Products	Products	Products	Total
Balance as of January 1, 2011	$688,250	$92,806	$48,538	$829,594
Merger related adjustment	239	76	87	402
Translation adjustment	(150)	0	0	(150)

Balance as of December 31, 2011	688,339	92,882	48,625	829,846
Translation adjustment	171	0	0	171

Balance as of December 29, 2012	$688,510	$92,882	$48,625	$830,017

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

The following are our intangible assets, other than goodwill, as of the years ended, (in thousands):

	December 29,	December 31,
	2012	2011
Amortized intangible assets, principally customer relationships	$521,000	$521,000
Accumulated amortization	(77,592)	(46,792)

	443,408	474,208
Indefinite lived intangible assets, trademarks	111,000	111,000

	$554,408	$585,208

The intangible asset amortization expense was $30.8 million, $30.8 million, $16 million and $7.5 million in the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010. The estimated amortization expense for years 2013 through 2017 is as follows (in thousands):

2013	$30,800
2014	31,392
2015	30,800
2016	30,800
2017	30,800

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

Deferred Financing Costs

Deferred financing costs are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the years ended (in thousands):

	December 29,	December 31,
	2012	2011
Beginning balance	$46,027	$48,545
Additions to deferred financing costs	1,374	7,241
Early extinguishment of debt write-off	0	(1,845)
Amortization	(7,965)	(7,914)

	$39,436	$46,027

Our credit agreement was modified on December 11, 2012 in connection with the issuance of senior PIK notes by Michael Foods Holding, Inc. Included in the additions to deferred financing costs were direct costs related to the amendment, which were capitalized and will be amortized using the effective interest rate method over the remaining life of the credit agreement. We also incurred third party fees that were expensed and included in selling, general and administrative expenses.

Also, our credit agreement was previously amended and restated on February 25, 2011. We capitalized the costs associated with the amendment and restatement, which are included in the additions to deferred financing costs above. Costs not capitalized, related to lenders who chose not to participate in our amended and restated credit agreement, were included in early extinguishment of debt costs for the year ended December 31, 2011.

Restricted Cash

We and our principal insurance carrier are parties to a pledge and security agreement and an escrow agreement for the guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims. As of December 29, 2012 and December 31, 2011, we had approximately $5.7 million in the escrow collateral money market account at Bank of New York Mellon. The funds in this account are restricted cash and the carrying value is included in long-term other assets on our balance sheet.

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

Joint Venture

As of December 29, 2012, we have invested $2 million, our 50% share of the capital funding of a joint venture, in MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In July 2012, we and our joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. The letters of credit were established as a guarantee for a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America (see Note C).

The Chinese company began producing finished product in October 2011 to support customer sales. We account for the joint venture under the equity method of accounting.

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

(4) Collectability is reasonably assured—We have a documented credit and collection policy and procedure manual for determining collectability from our customers.

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

Marketing and Advertising Costs

We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail, we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Our advertising expense was approximately $18.5 million, $16.7 million, $8.2 million and $7.7 million for the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Due to the size of our temporary differences, changes in enacted state tax laws, changes in the composition of our companies that file in a particular state, or changes in state apportionment factors can have a significant impact on our deferred tax provision and therefore on our overall effective tax rate for the current period. Likewise, the size of our temporary differences and their expected reversals generally result in our cash taxes being significantly more than tax expense reported in our consolidated financial statements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not expected to be realized. We are included in a consolidated federal income tax return with MFI Holding. State income taxes are filed on either a combined or separate company basis.

When evaluating our tax positions, we account for uncertainty in income taxes in our consolidated financial statements. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized upon ultimate resolution with a taxing authority. See Note D for additional information.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income that requires us to present components of other comprehensive income and of net income in one continuous statement of comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued a deferral of the effective date for presentations of reclassifications of items out of accumulated other comprehensive income (loss), see below for update. The option to report other comprehensive income within the statement of equity has been removed. This new presentation of comprehensive income was effective for our fiscal year beginning January 1, 2012 and we have presented in one continuous statement of comprehensive income. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

There was no other accounting pronouncement adopted during the year ended December 29, 2012 that had a material impact on our financial position, operating results or disclosures.

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

In February 2013, the FASB updated the guidance requiring companies to report, in one place, information about reclassifications of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required in conformity with accounting principles generally accepted in the United States is required. The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note. The adoption of this updated guidance is effective for us beginning with fiscal year 2013. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

There were no other new accounting pronouncements issued during the year ended December 29, 2012 that are expected to have material impacts on our financial position, operating results or disclosures.

NOTE B—BUSINESS COMBINATION

On June 29, 2010, the Predecessor merged with and into MFI Acquisition Corporation, and the surviving entity was renamed Michael Foods Group, Inc. We are an indirect wholly owned subsidiary of MFI Holding and the Predecessor was a wholly owned subsidiary of Michael Foods Investors, LLC (“Parent of Predecessor”). The stockholders of MFI Holding are GS Capital Partners VI Fund, L.P. and its affiliates, affiliates and co-investors of Thomas H. Lee Partners, L.P., the Predecessor’s largest stockholder prior to the transaction, and certain current and former members of management. Under the terms of the merger, all outstanding Predecessor shares and stock options were purchased for approximately $1.675 billion, which amount was financed through equity contributions, our credit agreement and 9.75% senior notes. This purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date.

In connection with the merger, the Predecessor incurred transaction expenses, stock compensation expenses related to options outstanding at the time of the merger and certain other costs we paid on behalf of our parent resulting in a dividend. Substantially all outstanding debt of the Predecessor was repaid. The Predecessor recorded a loss on the early extinguishment of debt related to the early repayment. Included in the loss on early extinguishment of debt were non-cash write-offs of unamortized deferred financing costs and unamortized original issue discount.

NOTE C—DEBT

Long-term debt consisted of the following as of the years ended (in thousands):

	December 29,	December 31,
	2012	2011
Credit facility—revolving line of credit	$0	$0
Credit facility—term B loan	765,723	806,800
Senior unsecured notes	430,000	430,000
Secured notes	3,338	4,688
Capital leases	10,685	10,379
Guarantees	8,833	10,042
Other indebtedness	1,104	1,615
Less:
Current maturities	19,833	10,096
Unamortized original issue discount on term B loan	10,280	12,435

	$1,189,570	$1,240,993

Aggregate minimum principal maturities of long-term debt for the fiscal years following December 29, 2012, are as follows (in thousands):

2013	$19,833
2014	5,190
2015	2,389
2016	2,095
2017	1,783
Thereafter	1,188,393

Credit Agreement Facilities

At December 29, 2012, we had a $75 million multi-year revolving line of credit, of which approximately $17.5 million matures June 29, 2015 with the remaining $57.5 million maturing February 25, 2016. As of December 29, 2012 and December 31, 2011, there were no outstanding borrowings under the revolving line of credit.

The term B loan, maturing February 25, 2018, is currently under Eurodollar contracts and bears interest at 1.25%, plus a 3% margin. On December 27, 2012 and December 30, 2011, we made $40 million and $29 million voluntary prepayments on the term B loan. Subsequent to December 29, 2012, we repaid an additional $10 million, which was reflected in our current maturities of long-term debt balance.

The credit agreement, including the revolving line of credit and term B loan, is collateralized by substantially all of our assets. The credit agreement contains restrictive covenants, including restrictions on dividends and distributions to shareholders, a maximum leverage ratio, a minimum interest coverage ratio and limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense, depreciation and amortization expense, and other adjustments as defined in the credit agreement. For the year ended December 29, 2012, the maximum leverage ratio requirement was 6.75 to 1.00 and the minimum interest coverage ratio requirement was 1.90 to 1.00. We were in compliance with all of the covenants under the credit agreement as of December 29, 2012.

Senior Unsecured Notes

At December 29, 2012, we had outstanding $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee. The notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders. We were in compliance with all of the covenants under the notes as of December 29, 2012. The notes are general unsecured senior debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness, but are effectively junior to our secured indebtedness to the extent of the value of the assets securing that indebtedness, including amounts due under the credit agreement.

Secured Notes

This note is a variable-rate note secured by equipment used in our potato products facility and matures on November 25, 2014. At December 29, 2012, the note had an effective interest rate of 3.6%.

Capital Leases

At December 29, 2012, capital leases consisted of a variable rate lease secured by equipment used in our potato products facility maturing on December 30, 2013, with an outstanding balance of $5,747,000 and an effective interest rate of 3.9%, and a lease on our Winnipeg, Manitoba egg products processing facility with an outstanding balance of $4,938,000, which we renewed in July 2012 and now expires August 31, 2022.

The following reflects property under capital leases (in thousands):

	December 29,	December 31,
	2012	2011
Property, plant and equipment held under lease agreements	$19,832	$15,712
Accumulated depreciation	(5,492)	(3,580)

	$14,340	$12,132

Guarantees

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facility in Wakefield, Nebraska. We are required to pay the principal and interest payments related to these bonds and therefore recorded this obligation as part of long-term debt. Effective September 15, 2012, the City of Wakefield, Nebraska refinanced the outstanding bonds related to its wastewater treatment facility. At December 29, 2012, we had approximately $8.5 million guarantee with respect to the refinanced 4.57% 2012 series bond maturing September 15, 2017.

In July 2012, we and our China joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. We have guaranteed, through this standby letter of credit, 50% of a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. At December 29, 2012, Lang Fang MK Food Company Ltd. had $0.8 million outstanding under its credit facility and we have recorded our portion of the guarantee, $0.4 million, as part of long-term debt.

The components of interest expense, net, are as follows (in thousands):

	Company			Predecessor
	Year Ended		Six Months Ended	Six Months Ended
	December 29, 2012	December 31, 2011	January 1, 2011	June 26, 2010
Interest expense	$78,154	$81,985	$47,289	$27,799
Amortization of financing costs	7,965	7,914	4,119	1,828
Amortization of original issue discount on long-term debt	2,155	2,164	1,578	1,570
Mark-to-market on interest rate swap contracts	2,372	6,500	0	0
Capitalized interest	(82)	(374)	(86)	(133)
Interest income	(208)	(49)	(29)	(79)

Interest expense, net	$90,356	$98,140	$52,871	$30,985

We have entered into six futures contracts to fix the variable portion of the interest rate on $400 million of our term B loan. The average rate of the contracts is 2.73% and the last contract matures on June 16, 2015. Because we do not treat those futures contracts as hedging instruments, we record unrealized gains or losses as a component of earnings (loss) in the period of change (see Note A).

NOTE D—INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	Company			Predecessor
	Year Ended		Six Months Ended	Six Months Ended
	December 29, 2012	December 31, 2011	January 1, 2011	June 26, 2010
Current:
Federal	$35,920	$6,180	$9,375	$0
State	3,579	2,447	1,177	1,129

	39,499	8,627	10,552	1,129

Deferred:
Federal	(24,157)	1,715	(10,026)	(14,268)
Foreign	37	(10)	(60)	46
State	(2,855)	(11,047)	(715)	(672)

	(26,975)	(9,342)	(10,801)	(14,894)

	$12,524	$(715)	$(249)	$(13,765)

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows (in thousands):

	December 29, 2012	December 31, 2011
Current deferred income taxes:
Flock inventories	$(7,417)	$(6,974)
Hedging	1,957	(827)
Other, primarily accrued expenses	13,265	8,501

Total gross deferred income taxes, current	7,805	700
Valuation allowance	(1,761)	(55)

Total current deferred income taxes	6,044	645
Non-current deferred income taxes:
Depreciation	(41,979)	(51,784)
Customer relationships	(162,420)	(174,271)
Trademarks and licenses	(39,969)	(40,041)
Goodwill	(1,370)	(1,131)
Net operating loss carryforwards	2,179	1,766
Debt issuance costs	(9,153)	(11,681)
Other	5,026	5,451

Total gross deferred income taxes, non-current	(247,686)	(271,691)
Valuation allowance	(5,509)	(4,773)

Total non-current deferred income taxes	(253,195)	(276,464)

Total deferred income taxes	$(247,151)	$(275,819)

As of December 29, 2012, we have a valuation allowance of $7.3 million and the net increase during the year was $2.4 million. The valuation allowance was recorded against the deferred tax assets related to our foreign subsidiary and our investment in the entity that owns our foreign joint venture, based on management’s judgment that it is more-likely-than-not that the benefits of those deferred tax assets will not be realized in the future. The 2012 change in the valuation allowance relating to those deferred tax assets was due to a combination of currency rate fluctuations, the losses related to our foreign subsidiary and investment in our foreign joint venture, and a change in the tax rate used to determine our deferred taxes.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings (loss), before equity in losses of unconsolidated subsidiary:

	Company			Predecessor
	Year Ended		Six Months Ended	Six Months Ended
	December 29, 2012	December 31, 2011	January 1, 2011	June 26, 2010
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal impact	3.1%	8.8%	9.2%	(0.6)%
Change in state tax rate for deferred taxes	(2.0)%	(48.4)%	0.0%	0.0%
Qualified production activities deduction	(8.4)%	(4.3)%	(32.5)%	0.0%
Other permanent differences	0.3%	2.4%	(15.5)%	(2.4)%
Valuation allowance	3.5%	0.4%	11.9%	0.1%
Other	(3.3)%	1.0%	(15.8)%	(3.4)%

	28.2%	(5.1)%	(7.7)%	28.7%

The effective tax rates for the years ended December 29, 2012 and December 31, 2011 were impacted by a change in the state tax rate used to determine our deferred income tax assets and liabilities. That rate changed due to changes in enacted state laws, changes in the composition of the groups that file in certain states and other changes to the apportionment of income to various states. This change did not impact cash taxes paid.

We have foreign net operating loss carry-forwards of approximately $8.2 million which expire from 2025 through 2032.

Accounting for Uncertainty in Income Taxes

Following is a roll-forward of our unrecognized tax benefits (in thousands):

	Company			Predecessor
	December 29,	December 31,	January 1,	June 26,
	2012	2011	2011	2010
Total unrecognized tax benefits at beginning of period	$4,121	$3,791	$4,873	$3,198
Gross increase for tax positions taken in prior periods	3	712	0	0
Gross decrease for tax positions taken in prior periods	(17)	0	(385)	0
Gross increase for tax positions taken in current period	131	126	88	1,675
Reductions relating to settlements with taxing authorities	(1,792)	0	(367)	0
Reductions as a result of a lapse of applicable statute of limitations	(367)	(508)	(418)	0

Total unrecognized tax benefits at end of period	$2,079	$4,121	$3,791	$4,873

The total liability associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $1 million at December 29, 2012.

The Company accrues interest and penalties associated with unrecognized tax benefits as interest expense in the consolidated statement of operations, and the corresponding liability in accrued interest in the consolidated balance sheet. Expenses of approximately $0.1 million and $0.1 million for interest and penalties were reflected in the consolidated statement of operations for the year ended December 31, 2011 and the six-month period ended June 26, 2010. In the statement of operations for the year ended December 29, 2012 and six months ended January 1, 2011, we had a benefit of approximately $0.2 million and $0.1 million reflecting the effect of the closing of statutes of limitations and settlements with taxing authorities. The corresponding liabilities in the consolidated balance sheet were approximately $0.8 million and $1 million at December 29, 2012 and December 31, 2011.

Included in the balance of unrecognized tax benefits for 2012 are tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We estimate that it is reasonably possible that $0.4 million to $0.6 million of unrecognized tax benefits could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes.

Our uncertain tax positions are related to tax years that remain subject to examination. As of December 29, 2012, the United States, Minnesota, New Jersey and Wisconsin jurisdictions remain subject to examination for tax years 2008 through 2012. The Iowa jurisdiction remains subject to examination for the tax years 2009 through 2012.

NOTE E—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions were $3.4 million, $3.4 million, $1.8 million and $1.6 million in the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010.

We also contribute to one union-defined contribution retirement plan which totaled $40,000, $31,000, $21,000 and $19,000 for the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010.

NOTE F—RELATED PARTY TRANSACTIONS

Pursuant to a Management Agreement with Goldman, Sachs & Co. and THL Managers V, LLC, (together, the “managers”) we pay the managers an annual fee of the greater of $2.25 million or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The Predecessor had a similar agreement with THL Managers V, LLC. The management fees were approximately $2.4 million, $2.3 million, $1.1 million and $1.1 million in the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010 and were included in selling, general and administrative expenses.

On June 29, 2010, MFI Holding paid the managers a one-time transaction fee in connection with the merger in an aggregate amount equal to $16.75 million. This fee consisted of Predecessor transaction costs, debt financing costs and buyer-related transaction costs. We will also pay to the managers a 1% transaction fee (based on the total value of the transaction) in connection with certain transactions during the term of the Management Agreement, including acquisitions, sales or dispositions of assets or equity interests or similar transactions involving the Company or any of its subsidiaries.

NOTE G—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2024. The leases provide that real estate taxes, insurance, and maintenance expenses are our obligations. In addition, we lease some of our transportation equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $7.2 million, $8.8 million, $4.5 million, and $4.5 million for the years ended December 29, 2012 and December 31, 2011 and the six-month periods ended January 1, 2011 and June 26, 2010.

The following is a schedule of minimum rental commitments for base rent for the years ending (in thousands):

2013	$5,686
2014	5,013
2015	4,792
2016	4,286
2017	3,498
Thereafter	16,864

Other Guarantees

In addition to the debt guarantees described in Note C, we have guaranteed the repayment of two industrial revenue bonds used for the expansion of two wastewater treatment facilities in a Minnesota municipality and an Iowa municipality where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. At December 29, 2012, the principal balance of these two guaranteed industrial revenue bonds was approximately $1.8 million.

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 57% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. Two egg suppliers each provide more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers under existing contracts will approximate $336.3 million in 2013, $258.1 million in 2014, $251.5 million in 2015, $222.5 million in 2016, and $222.7 million in 2017. The 2013 amount represents approximately 42% of our anticipated total egg requirements for the year. In addition, we have contracts to purchase potatoes that expire in 2013. These contracts will supply approximately 53% of the Refrigerated Potato Products Division’s raw potato needs in 2013. One potato supplier is expected to provide approximately 28% of our 2013 potato requirements. We purchase our cheese from numerous vendors on the open market at prevailing market prices.

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

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At December 29, 2012 and December 31, 2011, we had 5,000 shares of common stock authorized and 100 shares issued and outstanding with a $0.01 par value. All common shares were issued to Midco, a wholly owned subsidiary of Michael Foods Holding, Inc., which is a wholly owned subsidiary of MFI Holding.

Additional Paid In Capital

We recorded a non-cash capital investment from our parent of $292,000 in the year ended December 29, 2012 related to the tax benefit the Company receives on Midco’s tax amortization deduction due to filing a consolidated federal tax return.

Dividend

On December 18, 2012, the Company used cash from operations to pay a $54 million cash dividend to its parent, Midco, which paid a dividend to its parent Michael Foods Holding, Inc.

NOTE I—STOCK-BASED COMPENSATION

MFI Holding Corporation Equity Incentive Plan

MFI Holding adopted the MFI Holding Corporation Equity Incentive Plan (the “Plan”) to (a) assist the Company and its affiliated companies in recruiting and retaining employees, directors and consultants; (b) provide employees, directors and consultants with an incentive for productivity; and (c) provide employees, directors and consultants with an opportunity to share in the growth and value of the company. The maximum number of shares that may be subject to the Plan is 71,065. Under the form of option agreement used under the Plan, the term of the options commences on the date of grant and expires on the tenth anniversary of the date of grant unless earlier terminated or cancelled. The exercise price per share purchasable under each option will be determined by the Compensation Committee of the MFI Holding Board of Directors; provided, however, that such exercise price shall not be less than the fair market value of the share on the date such option is granted. The Plan includes non-qualified time-vesting and performance-vesting options. The options and accrued stock compensation associated with the options is classified as equity and is being expensed during the requisite service periods. We recorded stock-based compensation expense of $2,121,000, $1,947,000 and $1,042,000 for the years ended December 29, 2012 and December 31, 2011 and six months ended January 1, 2011, respectively. As of December 29, 2012, the total compensation cost for nonvested awards not yet recognized in our statements of operations and comprehensive income (loss) was approximately $5.7 million. This amount will be expensed over the balance of the vesting periods, approximately 2.69 years.

On December 18, 2012, MFI Holding paid its shareholders a $321 million dividend. The Plan provisions require that in the event of a dividend, an appropriate adjustment will be determined to the number of outstanding option shares granted or their exercise prices in order to prevent dilution. Concurrent with the MFI Holding dividend payment, our compensation committee adopted a resolution that reduced the exercise prices of 44,173.35 performance-vesting stock options and 18,107.79 time-vesting stock options by the amount of the dividend per share. The required adjustment due to the dividend did not affect the fair value of the options outstanding and no incremental stock-based compensation was recorded.

The weighted-average grant-date fair value of time-vesting Class A options granted in 2012, 2011 and 2010 under the Plan was $659.84, $745.90 and $585.82, respectively. The fair value of shares vesting in 2012 and 2011 was $2.1 million and $2.1 million; no shares vested in 2010. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2012	2011	2010
Risk-free interest rate	0.83%-1.20%	1.51%-1.87%	1.58%
Expected term (in years)	5	5	5
Expected volatility	32.78%	32.78%-32.96%	30.41%
Expected dividends	None	None	None

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

The performance-vesting awards include three classes of options (referred to as Class B, C and D options) each granted at differing option strike prices. Each class of performance-vesting options, at the classes’ corresponding option strike price, is treated as if it were a separate option, each which may be exercised individually. The performance-vesting options become vested and exercisable with respect to option shares only upon the consummation of a liquidity event as defined in the Plan. A liquidity event will be deemed to have occurred when the existing owner group sells all of the equity securities of the company or has achieved a defined return on investment. For purposes of determining whether a liquidity event has occurred, the applicable return on initial investment (“ROI”) threshold is a minimum return of two times. The performance-vesting options are forfeited upon termination of employment. Based upon the performance conditions (liquidity event, as defined and ROI threshold of two times) for vesting of the performance-vesting options, the conditions will not be satisfied for class B, C or D options to become vested until a liquidity event is initiated. We expect all outstanding options to vest at that time. Therefore, we have not recorded compensation cost for performance-vesting options and we will reassess the probability of meeting the performance conditions quarterly or as business circumstances suggest that a liquidity event is likely.

Information regarding outstanding stock options follows:

	Time-Vesting		Performance Vesting
		Weighted-		Weighted-		Weighted-		Weighted-
		average		average		average		average
	Class A	Exercise Price	Class B	Exercise Price	Class C	Exercise Price	Class D	Exercise Price
	Options	Per Share(1)	Options	Per Share(1)	Options	Per Share(1)	Options	Per Share(1)
Outstanding at December 31, 2011	17,890	$401.71	24,178	$2,872.87	11,072	$4,358.86	8,923	$5,349.52
Granted	418	$858.21	0		0		0
Exercised	0		0		0		0
Forfeited	(200)	$396.22	0		0		0

Outstanding at December 29, 2012	18,108	$412.31	24,178	$2,872.87	11,072	$4,358.86	8,923	$5,349.52

Weighted-Average Remaining Contractual Term	7.65		7.67		7.67		7.67

Options vested and expected to vest	18,108	$412.31	24,178		11,072		8,923

Exercisable at December 29, 2012	6,950	$399.05	0		0		0

Weighted-Average Remaining Contractual Term	7.60

(1)	Footnote amounts have been adjusted to reflect the change in exercise price to avoid dilution.

NOTE J—BUSINESS SEGMENTS

Beginning January 1, 2012, we changed our internal reporting of segment information reported to our President and Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”). We now report all sales of shell egg and egg products and refrigerated potato products in their respective segments and the balance of our retail distributed products, cheese and other dairy-case products, as our third segment. This change increased the amount of external net sales and operating profit reported for prior periods for both the egg products and refrigerated potato products segments as we reclassified the egg and refrigerated potato products previously reported under the cheese & other dairy-case products segment. All periods presented have been restated to reflect the new internal reporting to the CODM. This change had no impact on the assets of the segments as none of the underlying business unit operations were affected by this reporting change.

With the exception of the reclassification change noted above, our business activities are consistent with those of our Predecessor and continue to be organized around three business segments as follows:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, food ingredient and retail markets primarily throughout North America, and to certain export markets.

Refrigerated Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force and independent brokers to food service and retail markets throughout the United States.

Cheese & Other Dairy-Case Products distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force and independent brokers to retail and wholesale markets throughout much of the United States.

Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. We evaluate the performance of our business segments and allocated resources to them based primarily on operating profit, defined as earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Our corporate office maintains a majority of our cash under our cash management policy. See Note K for disclosure of our foreign operations represented in the Non-Guarantor Subsidiary column of the respective statements.

We have the following concentrations in sales for major customers recorded in all three segments of our business:

	Sales
	Company			Predecessor
	Year Ended		Six Months Ended	Six Months Ended
	December 29, 2012	December 31, 2011	January 1, 2011	June 26, 2010
Customer A	11%	10%	10%	10%
Customer B	15%	13%	12%	12%

Certain financial information for our operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate & Eliminations	Total
Company
Year ended December 29, 2012
External net sales	$1,315,705	$153,481	$386,868	$0	$1,856,054
Operating profit (loss)	118,335	23,126	17,116	(24,188)	134,389
Total assets	1,522,340	233,895	212,953	106,160	2,075,348
Depreciation and amortization	78,901	11,370	7,370	5	97,646
Capital expenditures	32,274	2,800	2,201	0	37,275
Year ended December 31, 2011
External net sales	$1,228,410	$138,004	$400,174	$0	$1,766,588
Operating profit (loss)	101,961	15,716	18,131	(19,648)	116,160
Total assets	1,545,678	239,535	225,728	129,915	2,140,856
Depreciation and amortization	78,443	11,048	7,748	7	97,246
Capital expenditures	42,589	1,483	1,158	0	45,230
Six months ended January 1, 2011
External net sales	$586,860	$71,119	$200,327	$0	$858,306
Operating profit (loss)	49,610	4,399	7,072	(5,692)	55,389
Total assets	1,568,733	248,938	209,619	136,808	2,164,098
Depreciation and amortization	40,221	5,511	4,027	3	49,762
Capital expenditures	16,843	3,087	605	6	20,541
Predecessor
Six months ended June 26, 2010
External net sales	$527,571	$62,358	$154,066	$0	$743,995
Operating profit (loss)	64,854	(6,492)	11,139	(55,267)	14,234
Total assets	936,738	168,980	109,891	119,672	1,335,281
Depreciation and amortization	23,082	10,633	2,292	2	36,009
Capital expenditures	12,286	9,638	430	0	22,354

NOTE K—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We and our 100% owned domestic subsidiaries jointly and severally, and fully and unconditionally, guarantee the credit agreement. We and our 100% owned domestic subsidiaries jointly and severally guarantee the 9.75% senior notes. The guarantee by our subsidiaries of the 9.75% senior notes is not full and unconditional as there are certain customary guarantee release provisions in the 9.75% senior notes indenture. The guarantee release provisions include release when there is a sale of a guarantor’s capital stock, if the guarantor is designated as an unrestricted subsidiary (currently all guarantors of the 9.75% senior notes are restricted subsidiaries), there is a liquidation or dissolution of a guarantor subsidiary or a sale of all of the assets of a guarantor.

The following condensed consolidating financial information presents our condensed consolidated balance sheets as of December 29, 2012 and December 31, 2011, and the condensed consolidating statements of operations and comprehensive income (loss), and statements of cash flows for our years ended December 29, 2012 and December 31, 2011 and the six-month period ended January 1, 2011 and Predecessor’s six-month period ended June 26, 2010. For the Company’s December 29, 2012, December 31, 2011 and January 1, 2011 periods, the financial statements reflect Michael Foods Group, Inc. (Corporate), the 100% owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis. For the Predecessor’s June 26, 2010 period, the financial statements reflect M-Foods Holdings, Inc. (Predecessor Corporate), the 100% owned Predecessor guarantor subsidiaries (on a combined basis), the Predecessor non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheet

December 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,274	$0	$0	$43,274
Accounts receivable, less allowances	0	163,040	1,519	(534)	164,025
Inventories	0	145,011	8,160	0	153,171
Income taxes	4,036	4,744	0	0	8,780
Prepaid expenses and other	0	9,598	67	0	9,665

Total current assets	4,036	365,667	9,746	(534)	378,915
Property, Plant and Equipment—net	0	253,605	11,059	0	264,664
Goodwill	0	822,959	7,058	0	830,017
Intangibles and other assets	805,161	580,103	0	(783,512)	601,752
Investment in subsidiaries	816,656	(1,334)	0	(815,322)	0

Total assets	$1,625,853	$2,021,000	$27,863	$(1,599,368)	$2,075,348

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$10,000	$8,867	$966	$0	19,833
Accounts payable	0	96,342	3,376	(534)	99,184
Accrued liabilities	26,789	78,113	2,189	0	107,091

Total current liabilities	36,789	183,322	6,531	(534)	226,108
Long-term debt, less current maturities	1,175,443	774,774	22,865	(783,512)	1,189,570
Deferred income taxes	7,146	245,928	121	0	253,195
Other long-term liabilities	6,978	0	0	0	6,978
Shareholder’s equity	399,497	816,976	(1,654)	(815,322)	399,497

Total liabilities and shareholder’s equity	$1,625,853	$2,021,000	$27,863	$(1,599,368)	$2,075,348

Company

Condensed Consolidating Balance Sheet

December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$68,118	$0	$0	$68,118
Accounts receivable, less allowances	0	139,101	4,977	(1,007)	143,071
Inventories	0	151,005	7,517	0	158,522
Income taxes	774	646	0	0	1,420
Prepaid expenses and other	0	10,485	111	0	10,596

Total current assets	774	369,355	12,605	(1,007)	381,727

Property, Plant and Equipment—net	0	281,214	7,750	0	288,964
Goodwill	0	822,960	6,886	0	829,846
Intangibles and other assets	852,828	612,040	0	(824,549)	640,319
Investment in subsidiaries	834,643	2,644	0	(837,287)	0

Total assets	$1,688,245	$2,088,213	$27,241	$(1,662,843)	$2,140,856

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,000	$6,959	$1,137	$0	$10,096
Accounts payable	0	88,825	3,088	(1,007)	90,906
Accrued liabilities	20,212	65,891	1,710	0	87,813

Total current liabilities	22,212	161,675	5,935	(1,007)	188,815
Long-term debt, less current maturities	1,222,365	824,351	18,826	(824,549)	1,240,993
Deferred income taxes	9,084	267,380	0	0	276,464
Other long-term liabilities	10,621	0	0	0	10,621
Shareholder’s equity	423,963	834,807	2,480	(837,287)	423,963

Total liabilities and shareholder’s equity	$1,688,245	$2,088,213	$27,241	$(1,662,843)	$2,140,856

Company

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,812,713	$49,047	$(5,706)	$1,856,054
Cost of sales	0	1,500,668	49,539	(5,706)	1,544,501

Gross profit	0	312,045	(492)	0	311,553
Selling, general and administrative expenses	224	174,117	2,823	0	177,164

Operating profit (loss)	(224)	137,928	(3,315)	0	134,389
Interest expense, net	54,827	34,010	1,519	0	90,356
Unrealized gain on currency transactions	0	(440)	0	0	(440)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(55,051)	104,358	(4,834)	0	44,473
Equity in earnings (loss) of subsidiaries	64,224	(4,871)	0	(59,353)	0
Income tax expense (benefit)	(20,921)	33,408	37	0	12,524
Equity in losses of unconsolidated subsidiary	0	1,855	0	0	1,855

Net earnings (loss)	$30,094	$64,224	$(4,871)	$(59,353)	$30,094

Comprehensive income (loss)	$30,094	$62,176	$(5,027)	$(59,353)	$27,890

Company

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Year Ended December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,725,862	$53,265	$(12,539)	$1,766,588
Cost of sales	0	1,455,349	50,765	(12,539)	1,493,575

Gross profit	0	270,513	2,500	0	273,013
Selling, general and administrative expenses	5,111	148,869	2,873	0	156,853

Operating profit (loss)	(5,111)	121,644	(373)	0	116,160
Interest expense, net	79,028	17,624	1,488	0	98,140
Unrealized loss on currency transactions	0	390	0	0	390
Loss on early extinguishment of debt	3,527	0	0	0	3,527

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(87,666)	103,630	(1,861)	0	14,103
Equity in earnings (loss) of subsidiaries	62,668	(1,851)	0	(60,817)	0
Income tax expense (benefit)	(39,287)	38,582	(10)	0	(715)
Equity in losses of unconsolidated subsidiary	0	529	0	0	529

Net earnings (loss)	$14,289	$62,668	$(1,851)	$(60,817)	$14,289

Comprehensive income (loss)	$14,289	$61,681	$(1,921)	$(60,817)	$13,232

Company

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended January 1, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$840,307	$27,025	$(9,026)	$858,306
Cost of sales	0	710,103	25,755	(9,026)	726,832

Gross profit	0	130,204	1,270	0	131,474
Selling, general and administrative expenses	0	74,437	1,648	0	76,085

Operating profit (loss)	0	55,767	(378)	0	55,389
Interest expense (income), net	52,315	(275)	831	0	52,871
Unrealized gain on currency transactions	0	(738)	0	0	(738)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(52,315)	56,780	(1,209)	0	3,256
Equity in earnings (loss) of subsidiaries	35,857	(1,149)	0	(34,708)	0
Income tax expense (benefit)	(19,735)	19,546	(60)	0	(249)
Equity in losses of unconsolidated subsidiary	0	228	0	0	228

Net earnings (loss)	$3,277	$35,857	$(1,149)	$(34,708)	$3,277

Comprehensive income (loss)	$3,277	$37,806	$(1,242)	$(34,708)	$5,133

Predecessor

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 26, 2010

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$724,649	$27,352	$(8,006)	$743,995
Cost of sales	0	595,789	24,965	(8,006)	612,748

Gross profit	0	128,860	2,387	0	131,247
Selling, general and administrative expenses	0	100,650	1,633	0	102,283
Transaction costs	0	14,730	0	0	14,730

Operating profit	0	13,480	754	0	14,234
Interest expense, net	7,533	22,654	798	0	30,985
Loss on early extinguishment of debt	6,388	24,850	0	0	31,238

Loss before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,921)	(34,024)	(44)	0	(47,989)
Equity in earnings (loss) of subsidiaries	(23,987)	31	0	23,956	0
Income tax benefit	(3,625)	(10,065)	(75)	0	(13,765)
Equity in losses of unconsolidated subsidiary	0	59	0	0	59

Net earnings (loss)	$(34,283)	$(23,987)	$31	$23,956	$(34,283)

Comprehensive income (loss)	$(34,283)	$(24,532)	$(50)	$23,956	$(34,909)

Company

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2012

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(23,863)	$139,818	$1,950	$117,905
Cash flows from investing activities:
Capital expenditures	0	(34,767)	(2,508)	(37,275)

Net cash used in investing activities	0	(34,767)	(2,508)	(37,275)
Cash flows from financing activities:
Payments on long-term debt	(41,077)	(6,959)	(1,294)	(49,330)
Deferred financing costs	(1,374)	0	0	(1,374)
Dividend to parent	(54,769)	0	0	(54,769)
Dividends from subsidiaries	121,083	(122,936)	1,853	0

Net cash provided by (used in) financing activities	23,863	(129,895)	559	(105,473)
Effect of exchange rate changes on cash	0	0	(1)	(1)

Net decrease in cash and equivalents	0	(24,844)	0	(24,844)
Cash and equivalents at beginning of period	0	68,118	0	68,118

Cash and equivalents at end of period	$0	$43,274	$0	$43,274

Company

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$3,121	$122,160	$(2,112)	$123,169
Cash flows from investing activities:
Capital expenditures	0	(44,868)	(362)	(45,230)
Investments in and equity adjustments of joint ventures and other	0	(850)	0	(850)

Net cash used in investing activities	0	(45,718)	(362)	(46,080)
Cash flows from financing activities:
Payments on long-term debt	(813,225)	(6,688)	(1,453)	(821,366)
Proceeds from long-term debt	840,000	0	0	840,000
Deferred financing costs	(7,241)	0	0	(7,241)
Dividend to parent	(65,096)	0	0	(65,096)
Dividends from subsidiaries	42,441	(45,246)	2,805	0

Net cash provided by (used in) financing activities	(3,121)	(51,934)	1,352	(53,703)
Effect of exchange rate changes on cash	0	0	(73)	(73)

Net increase (decrease) in cash and equivalents	0	24,508	(1,195)	23,313
Cash and equivalents at beginning of period	0	43,610	1,195	44,805

Cash and equivalents at end of period	$0	$68,118	$0	$68,118

Company

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended January 1, 2011

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Consolidated
Net cash provided by operating activities	$22,881	$47,336	$1,110	$71,327
Cash flows from investing activities:
Capital expenditures	0	(19,801)	(740)	(20,541)
Business acquisition (net of cash acquired)	(1,675,000)	63,073	2,111	(1,609,816)
Investments in and equity adjustments of joint ventures and other	0	318	0	318

Net cash provided by (used in) investing activities	(1,675,000)	43,590	1,371	(1,630,039)
Cash flows from financing activities:
Payments on long-term debt	(9,975)	(3,361)	(1,339)	(14,675)
Proceeds from long-term debt	1,202,700	0	0	1,202,700
Deferred financing costs	(52,337)	0	0	(52,337)
Dividend to parent	(15,374)	0	0	(15,374)
Capital investment by parent	527,105	(43,955)	0	483,150

Net cash provided by (used in) financing activities	1,652,119	(47,316)	(1,339)	1,603,464
Effect of exchange rate changes on cash	0	0	53	53

Net increase in cash and equivalents	0	43,610	1,195	44,805
Cash and equivalents at beginning of period	0	0	0	0

Cash and equivalents at end of period	$0	$43,610	$1,195	$44,805

Predecessor

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 26, 2010

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(7,511)	$48,696	$2,638	$43,823
Cash flows from investing activities:
Capital expenditures	0	(22,152)	(202)	(22,354)
Investment in joint venture	0	(1,500)	0	(1,500)

Net cash used in investing activities	0	(23,652)	(202)	(23,854)
Cash flows from financing activities:
Payments on long-term debt	(154,061)	(530,336)	(1,167)	(685,564)
Proceeds from long-term debt	0	6,032	0	6,032
Deferred financing costs	0	(153)	0	(153)
Capital investment by parent	161,572	476,298	0	637,870

Net cash (used in) provided by financing activities	7,511	(48,159)	(1,167)	(41,815)
Effect of exchange rate changes on cash	0	0	(31)	(31)

Net increase (decrease) in cash and equivalents	0	(23,115)	1,238	(21,877)
Cash and equivalents at beginning of period	0	86,189	872	87,061

Cash and equivalents at end of period	$0	$63,074	$2,110	$65,184

NOTE L—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, in thousands)
	First	Second		Third	Fourth
For the period ended December 29, 2012
Net sales	$444,826	$436,661		$470,947	$503,620
Gross profit	79,401	73,565		75,358	83,229
Net earnings (loss)	9,352	(1,706	) (a)	8,740	13,708
For the period ended December 31, 2011
Net sales	$417,101	$420,019		$459,487	$469,981
Gross profit	72,613	58,082		66,020	76,298
Net earnings (loss)	(435)	(5,166	) (b)	570	19,320

(a)	Impacted by the jury award in the National Pasteurized Eggs, Inc. trial (see Note G).
(b)	Impacted by the costs associated with our February 2011 amended and restated credit agreement and the registration of the 9.75% senior notes with the Securities and Exchange Commission.