Form 10-Q
period 2013-03-30
MICHAEL FOODS GROUP, INC.
filed 2013-05-13
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of May 13, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	March 30, 2013	December 29, 2012

	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$ 29,864	$ 43,274
Accounts receivable, less allowances	169,854	164,025
Inventories	164,651	153,171
Prepaid expenses and other	18,766	18,445

Total Current Assets	383,135	378,915

Property, Plant and Equipment
Land	9,589	9,589
Buildings and improvements	128,409	128,422
Machinery and equipment	290,339	285,848

Total Property, Plant and Equipment	428,337	423,859
Less accumulated depreciation	173,874	159,195

Property, Plant and Equipment, net	254,463	264,664

Goodwill	829,867	830,017
Intangible assets, net	546,708	554,408
Deferred financing costs	37,440	39,436
Other assets	7,909	7,908

Total Assets	$ 2,059,522	$ 2,075,348

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$ 8,824	$ 19,833
Accounts payable	88,029	99,184
Accrued liabilities
Compensation	14,810	18,347
Customer programs	31,043	33,547
Interest	9,675	22,920
Other	47,206	32,277

Total Current Liabilities	199,587	226,108
Long-term debt, less current maturities	1,189,153	1,189,570
Deferred income taxes	247,521	253,195
Other long-term liabilities	6,125	6,978
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of March 30, 2013 and December 29, 2012	0	0
Additional paid-in capital	397,353	394,201
Retained earnings	21,280	7,037
Accumulated other comprehensive loss	(1,497)	(1,741)

Total Shareholder’s Equity	417,136	399,497

Total Liabilities and Shareholder’s Equity	$ 2,059,522	$ 2,075,348

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

For the three months ended March 30, 2013 and March 31, 2012

(Unaudited, in thousands)

	2013	2012

Net sales	$ 484,271	$ 444,826
Cost of sales	397,803	365,425

Gross profit	86,468	79,401
Selling, general and administrative expenses	42,528	42,680

Operating profit	43,940	36,721
Interest expense, net	21,823	22,769
Unrealized (gain) loss on currency transactions	377	(403)

Earnings before income taxes and equity in losses of unconsolidated subsidiary	21,740	14,355
Income tax expense	6,987	4,810
Equity in losses of unconsolidated subsidiary	510	193

Net earnings	14,243	9,352

Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	284	410
Foreign currency translation adjustment	(40)	222

Other comprehensive income (see Note A)	244	632

Comprehensive income	$ 14,487	$ 9,984

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the three months ended March 30, 2013

(Unaudited, in thousands, except shares)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity

Balance at December 29, 2012	100	$ 0	$ 394,201	$ 7,037	$ (1,741)	$ 399,497
Stock option compensation			535			535
Capital invested by parent			2,617			2,617
Net earnings				14,243		14,243
Change in fair value of derivatives, net of tax					284	284
Foreign currency translation adjustment					(40)	(40)

Balance at March 30, 2013	100	$ 0	$ 397,353	$ 21,280	$ (1,497)	$ 417,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 30, 2013 and March 31, 2012

(Unaudited, in thousands)

	2013	2012

Cash flows from operating activities:
Net earnings	$ 14,243	$ 9,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,040	16,947
Amortization of intangibles	7,700	7,700
Amortization of deferred financing costs	2,045	1,919
Amortization of original issue discount on long-term debt	538	508
Deferred income taxes	(5,421)	(6,911)
Non-cash stock option compensation	535	524
Changes in operating assets and liabilities:
Accounts receivable	(6,407)	(2,969)
Inventories	(11,669)	5,314
Prepaid expenses, income taxes and other	(554)	1,163
Accounts payable	(11,009)	(18,458)
Accrued liabilities	(992)	3,813

Net cash provided by operating activities	4,049	18,902
Cash flows from investing activities:
Capital expenditures	(5,071)	(4,637)

Net cash used in investing activities	(5,071)	(4,637)
Cash flows from financing activities:
Payments on long-term debt	(12,346)	(2,330)
Dividend to parent	0	(769)
Deferred financing costs	(49)	(38)

Net cash used in financing activities	(12,395)	(3,137)
Effect of exchange rate changes on cash	7	(10)

Net increase (decrease) in cash and equivalents	(13,410)	11,118
Cash and equivalents at beginning of period	43,274	68,118

Cash and equivalents at end of period	$ 29,864	$ 79,236

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$ 2,617	$ 214

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The three-month periods ended March 30, 2013 and March 31, 2012 were 13-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations and cash flows for the three-month periods ended March 30, 2013 and March 31, 2012 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends the existing guidance related to impairment testing of indefinite-lived intangible assets. The amendments allow the option of performing a qualitative impairment assessment before calculating the fair value of the intangible assets, which could, depending on the results of the assessment, eliminate the need for further impairment testing. The guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In February 2013, the FASB updated the guidance requiring companies to report, in one place, information about reclassifications of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required in conformity with accounting principles generally accepted in the United States is required. The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note. The adoption of this updated guidance was effective for us beginning with fiscal year 2013. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

There was no other accounting pronouncement adopted during the three-month period ended March 30, 2013 that had a material impact on our financial position, operating results or disclosures.

Recent Accounting Pronouncements to be Adopted

In March 2013, the FASB updated the guidance for a parent’s accounting of the cumulative translation adjustment (“CTA”) account related to foreign subsidiaries or investment in foreign entities. The update specifies that a company’s CTA should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or investment, for example, if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

There were no other new accounting pronouncements issued during the three-month period ended March 30, 2013 that are expected to have material impacts on our financial position, operating results or disclosures.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts, which are classified as derivatives, along with other instruments relating primarily to corn, soybean meal, cheese and energy-related needs. We estimate fair values based on exchange-quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). The hedging-related financial instruments measured at fair value on a recurring basis are included in current assets under “prepaid expenses and other.”

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, they were included in the Level 3 fair value measurements as of March 30, 2013 and December 29, 2012. A 1% change in the unobservable input would have an approximately $0.1 million effect on interest expense. Management has elected not to account for these instruments as designated hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities”.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate Swap Contracts

Balance at December 29, 2012	$ 8,872
Unrealized loss included in interest expense	184
Settlements	(949)

Balance at March 30, 2013	$ 8,107

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended March 30, 2013 and December 29, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Fair Value Measurements As of March 30, 2013

Assets at fair value:
Commodity contracts—Grain	$ 0	$ 0	$ 0	$ 0
Commodity contracts—Energy	0	0	0	0

Total assets at fair value	$ 0	$ 0	$ 0	$ 0

Liabilities at fair value:
Commodity contracts—Grain	$ 1,425	$ 0	$ 1,425	$ 0
Commodity contracts—Energy	63	0	63	0
Interest rate swap contracts	8,107	0	0	8,107

Total liabilities at fair value	$ 9,595	$ 0	$ 1,488	$ 8,107

	Fair Value Measurements As of December 29, 2012

Assets at fair value:
Commodity contracts—Grain	$ 0	$ 0	$ 0	$ 0
Commodity contracts—Energy	0	0	0	0

Total assets at fair value	$ 0	$ 0	$ 0	$ 0

Liabilities at fair value:
Commodity contracts—Grain	$ 1,607	$ 0	$ 1,607	$ 0
Commodity contracts—Energy	116	0	116	0
Interest rate swap contracts	8,872	0	0	8,872

Total liabilities at fair value	$ 10,595	$ 0	$ 1,723	$ 8,872

The carrying amount of our debt (including current maturities) was $1.20 billion as of March 30, 2013 and $1.21 billion as of December 29, 2012. Based on current market rates provided primarily by various bank sources, the fair value of this debt at March 30, 2013 and December 29, 2012 was estimated at $1.26 billion for both periods. Our cash equivalents, accounts receivable, accounts payable and other liabilities’ carrying value approximates fair value.

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

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and an associated amount is recorded in “prepaid expenses and other current assets.” The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the three-month periods ended March 30, 2013 and March 31, 2012, we did not discontinue any cash flow hedges; therefore no reclassification of gains or losses into earnings was made during the period related to such items.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the periods ended (in millions):

	Corn Volume (in bushels)		Soybean Meal Volume (in tons)

	March 30, 2013	December 29, 2012	March 30, 2013	December 29, 2012

Commodity Contract	3.58	3.06	0.051	0.033

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (in thousands):

Fair Value (1)

		March 30, 2013		December 29, 2012

	Balance Sheet Location	Asset	Liability	Asset	Liability

Derivatives designated as hedging instruments:

Commodity contracts – Grain	Prepaid expenses and other	$ 91	$ (1,516)	$ 205	$ (1,812)

Derivatives not designated as hedging instruments:

Commodity contracts – Energy	Prepaid expenses and other	$ 89	$ (152)	$ 36	$ (152)

Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$ 0	$ (8,107)	$ 0	$ (8,872)

(1)

Amounts represent the gross fair value of derivative assets and liabilities. We net the derivative assets and liabilities for each of our hedging programs, including cash collateral, when a master netting arrangement exists between the us and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $3,510 and $3,519 as of March 30, 2013 and December 29, 2012. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $187 and $185 as of March 30, 2013 and December 29, 2012.

The following table represents the effect of derivative instruments in cash flow hedging relationships on our Condensed Consolidated Statements of Earnings and Comprehensive Income, net of tax for the three-month periods ended March 30, 2013 and March 31, 2012 (in thousands):

	(Effective Portion)			(Ineffective Portion)

	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative

For the three months ended March 30, 2013

Commodity contracts – Grain	$ (687)	Cost of sales	$ (971)	Cost of sales	$ (151)

For the three months ended March 31, 2012

Commodity contracts – Grain	$ 1,091	Cost of sales	$ 681	Cost of sales	$ (143)

The following table represents the effect of derivative instruments not designated as hedging instruments on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three-month periods ended March 30, 2013 and March 31, 2012 (in thousands):

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Three Months Ended,

		2013	2012

Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$ (143)	$ 128

Interest rate swap contracts	Interest expense	$ (184)	$ (694)

Accumulated Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of changes in accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Fair Value of Derivatives, net of tax (1)	Foreign Currency Translation	Total

Balance at December 29, 2012	$ (1,201)	$ (540)	$ (1,741)
Loss recognized in AOCI	(687)	(40)	(727)
Loss reclassified from AOCI to cost of sales	971	0	971

Net other comprehensive income (loss)	284	(40)	244

Balance at March 30, 2013	$ (917)	$ (580)	$ (1,497)

(1)	The tax expense allocated to derivatives was $167 and $215 for the three-month periods ended March 30, 2013 and March 31, 2012.

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. Transactional gains and losses are reported in the statement of earnings. Michael Foods, Inc. holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings (loss) in the period of change.

Joint Venture

As of March 30, 2013, we have invested $2 million, our 50% share of the capital funding of a joint venture, in MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In July 2012, we and our joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. The letters of credit were established as a guarantee for a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. At March 30, 2013, Lang Fang MK Food Company Ltd. had $1.8 million outstanding under its credit facility and we have recorded our portion of the guarantee, $0.9 million, as part of long-term debt. We account for the joint venture under the equity method of accounting.

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

Inventories consisted of the following as of the periods ended (in thousands):

	March 30, 2013	December 29, 2012

Raw materials and supplies	$ 31,814	$ 28,989
Work in process and finished goods	94,316	88,353
Flocks	38,521	35,829

Total inventories	$ 164,651	$ 153,171

NOTE C—COMMITMENTS AND CONTINGENCIES

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; discovery is underway in these matters. The one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court under Kansas state law. That particular matter was resolved through a confidential settlement agreement on April 11, 2013. As of March 30, 2013, we have recorded the settlement amount in “other current liabilities” and also recorded an insurance settlement receivable in “accounts receivable, less allowances.”

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict does not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. As of March 30, 2013, we have a liability of approximately $6 million for the damages award included in “other current liabilities.” In April 2013, the trial court denied several post-trial motions. We are appealing one or more orders in the case to the U.S. Court of Appeals for the Federal Circuit; subsequent to quarter-end we posted a supersedeas bond to provide security for the jury award pending appeal.

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

We do not believe it is possible to estimate any further possible loss in connection with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, of $2,617,000 and $214,000 in the three-month periods ended March 30, 2013 and March 31, 2012 related to the tax benefit the Company receives on our parent’s interest expense and tax amortization deductions due to filing a consolidated Federal tax return.

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

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments. The allocation impacts the operating profit reported by each segment. This allocation change increased the operating profit for the Cheese and Other Dairy-Case Products segment and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit by segment for the three-month period ended March 31, 2012 has been restated to reflect the allocation change.

Certain financial information on operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate	Total

Three months ended March 30, 2013
External net sales	$ 345,321	$ 41,846	$ 97,104	$ 0	$ 484,271
Operating profit (loss)	34,960	5,259	7,193	(3,472)	43,940
Depreciation and amortization	18,090	2,885	1,764	1	22,740

Three months ended March 31, 2012
External net sales	$ 310,615	$ 36,820	$ 97,391	$ 0	$ 444,826
Operating profit (loss)	28,802	4,103	7,919	(4,103)	36,721
Depreciation and amortization	20,018	2,817	1,810	2	24,647

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

The following condensed consolidating financial information presents our consolidated balance sheets as of March 30, 2013 and as of December 29, 2012, and the condensed consolidating statements of earnings and comprehensive income and cash flows for the three-month periods ended March 30, 2013 and March 31, 2012. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 30, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current Assets
Cash and equivalents	$ 0	$ 29,782	$ 82	$ 0	$ 29,864
Accounts receivable, less allowances	0	165,200	4,654	0	169,854
Intercompany receivable (payable)	(7,508)	12,045	(4,537)	0	0
Inventories	0	156,654	7,997	0	164,651
Prepaid expenses and other	1,275	17,456	35	0	18,766

Total current assets	(6,233)	381,137	8,231	0	383,135

Property, Plant and Equipment—net	0	244,132	10,331	0	254,463
Goodwill	0	822,960	6,907	0	829,867
Intangibles and other assets	793,165	571,927	0	(773,035)	592,057
Investment in subsidiaries	839,680	(2,259)	0	(837,421)	0

Total assets	$ 1,626,612	$ 2,017,897	$ 25,469	$ (1,610,456)	$ 2,059,522

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$ 0	$ 7,874	$ 950	$ 0	$ 8,824
Accounts payable	0	85,689	2,340	0	88,029
Accrued liabilities	20,456	79,998	2,280	0	102,734

Total current liabilities	20,456	173,561	5,570	0	199,587
Long-term debt, less current maturities	1,175,982	764,031	22,175	(773,035)	1,189,153
Deferred income taxes	6,913	240,482	126	0	247,521
Other long-term liabilities	6,125	0	0	0	6,125
Shareholder’s equity	417,136	839,823	(2,402)	(837,421)	417,136

Total liabilities and shareholder’s equity	$ 1,626,612	$ 2,017,897	$ 25,469	$ (1,610,456)	$ 2,059,522

Condensed Consolidating Balance Sheets

December 29, 2012

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Current Assets
Cash and equivalents	$ 0	$ 43,274	$ 0	$ 0	$ 43,274
Accounts receivable, less allowances	0	163,040	1,519	(534)	164,025
Inventories	0	145,011	8,160	0	153,171
Prepaid expenses and other	4,036	14,342	67	0	18,445

Total current assets	4,036	365,667	9,746	(534)	378,915

Property, Plant and Equipment—net	0	253,605	11,059	0	264,664
Goodwill	0	822,959	7,058	0	830,017
Intangibles and other assets	805,161	580,103	0	(783,512)	601,752
Investment in subsidiaries	816,656	(1,334)	0	(815,322)	0

Total assets	$ 1,625,853	$ 2,021,000	$ 27,863	$ (1,599,368)	$ 2,075,348

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$ 10,000	$ 8,867	$ 966	$ 0	19,833
Accounts payable	0	96,342	3,376	(534)	99,184
Accrued liabilities	26,789	78,113	2,189	0	107,091

Total current liabilities	36,789	183,322	6,531	(534)	226,108
Long-term debt, less current maturities	1,175,443	774,774	22,865	(783,512)	1,189,570
Deferred income taxes	7,146	245,928	121	0	253,195
Other long-term liabilities	6,978	0	0	0	6,978
Shareholder’s equity	399,497	816,976	(1,654)	(815,322)	399,497

Total liabilities and shareholder’s equity	$ 1,625,853	$ 2,021,000	$ 27,863	$ (1,599,368)	$ 2,075,348

Condensed Consolidating Statements of Earnings

And Comprehensive Income

Three months ended March 30, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$ 0	$ 474,016	$ 11,431	$ (1,176)	$ 484,271
Cost of sales	0	387,791	11,188	(1,176)	397,803

Gross profit	0	86,225	243	0	86,468
Selling, general and administrative expenses	0	41,913	615	0	42,528

Operating profit (loss)	0	44,312	(372)	0	43,940
Interest expense, net	13,473	7,947	403	0	21,823
Unrealized loss on currency transactions	0	377	0	0	377

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,473)	35,988	(775)	0	21,740

Equity in earnings (loss) of subsidiaries	22,781	(785)	0	(21,996)	0
Income tax expense (benefit)	(4,935)	11,912	10	0	6,987
Equity in losses of unconsolidated subsidiary	0	510	0	0	510

Net earnings (loss)	$ 14,243	$ 22,781	$ (785)	$ (21,996)	$ 14,243

Comprehensive income (loss)	$ 14,243	$ 22,848	$ (608)	$ (21,996)	$ 14,487

Condensed Consolidating Statements of Earnings

And Comprehensive Income

Three months ended March 31, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net sales	$ 0	$ 435,327	$ 10,644	$ (1,145)	$ 444,826
Cost of sales	0	356,087	10,483	(1,145)	365,425

Gross profit	0	79,240	161	0	79,401
Selling, general and administrative expenses	0	41,956	724	0	42,680

Operating profit (loss)	0	37,284	(563)	0	36,721
Interest expense, net	13,803	8,597	369	0	22,769
Unrealized gain on currency transactions	0	(403)	0	0	(403)

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,803)	29,090	(932)	0	14,355
Equity in earnings (loss) of subsidiaries	18,083	(943)	0	(17,140)	0
Income tax expense (benefit)	(5,072)	9,871	11	0	4,810
Equity in losses of unconsolidated subsidiary	0	193	0	0	193

Net earnings (loss)	$ 9,352	$ 18,083	$ (943)	$ (17,140)	$ 9,352

Comprehensive income (loss)	$ 9,352	$ 18,829	$ (1,057)	$ (17,140)	$ 9,984

Condensed Consolidating Statements of Cash Flows

Three months ended March 30, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$ (10,387)	$ 14,182	$ 254	$ 4,049

Cash flows from investing activities:
Capital expenditures	0	(4,700)	(371)	(5,071)

Net cash used in investing activities	0	(4,700)	(371)	(5,071)

Cash flows from financing activities:
Payments on long-term debt	(10,000)	(2,245)	(101)	(12,346)
Deferred financing costs	(49)	0	0	(49)
Dividend from subsidiaries	20,436	(20,729)	293	0

Net cash provided by (used in) financing activities	10,387	(22,974)	192	(12,395)

Effect of exchange rate changes on cash	0	0	7	7

Net increase (decrease) in cash and equivalents	0	(13,492)	82	(13,410)
Cash and equivalents at beginning of period	0	43,274	0	43,274

Cash and equivalents at end of period	$ 0	$ 29,782	$ 82	$ 29,864

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$ (5,961)	$ 24,402	$ 461	$ 18,902

Cash flows from investing activities:
Capital expenditures	0	(4,557)	(80)	(4,637)

Net cash used in investing activities	0	(4,557)	(80)	(4,637)

Cash flows from financing activities:
Payments on long-term debt	0	(2,105)	(225)	(2,330)
Deferred financing costs	(38)	0	0	(38)
Dividend to parent	(769)	0	0	(769)
Dividend from subsidiaries	6,768	(6,639)	(129)	0

Net cash provided by (used in) financing activities	5,961	(8,744)	(354)	(3,137)

Effect of exchange rate changes on cash	0	0	(10)	(10)

Net increase in cash and equivalents	0	11,101	17	11,118
Cash and equivalents at beginning of period	0	68,118	0	68,118

Cash and equivalents at end of period	$ 0	$ 79,219	$ 17	$ 79,236

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 25% higher in the first quarter of 2013 than in the comparable 2012 period (as measured by Urner Barry Publications).  Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, increased approximately 11% and 24%, respectively, in the first quarter of 2013 as compared to the comparable 2012 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The average commodity block cheese prices in the first three months of 2013 were up 8% year-over-year, which brought the period-end market price to $1.69 per pound compared to $1.49 in March 2012.

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

Results of Operations

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments.  The allocation impacts the operating profit reported by each segment.  This change increased the operating profit for the Cheese and Other Dairy-Case Products segment and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments.  The operating profit comparative discussion below reflects, and the amounts for the March 31, 2012 three-month period have been restated to reflect, the allocation change.  Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three-month periods ended March 30, 2013 and March 31, 2012.

Three Months Ended March 30, 2013 as Compared to Three Months Ended March 31, 2012

Net Sales. Net sales for 2013 increased approximately $39.5 million, or 8.9%, to $484.3 million from $444.8 million in 2012. The increased net sales reflected volume growth of 2.5% with gains in our egg and refrigerated potato product business segments and price pass-through of higher commodity costs.

Egg Products Division Net Sales. External net sales for 2013 increased approximately $34.7 million, or 11.2%. The net sales increase is primarily due to a 1.2% increase in volume, which was seen primarily in the food ingredient and retail distribution channels and better alignment of pricing with our input costs that were higher due to increased commodity costs between periods.

Refrigerated Potato Products Division Net Sales. External net sales for 2013 increased approximately $5 million, or 13.7%. The net sales increase is primarily due to a 14.4% increase in volume, driven primarily by strong foodservice growth.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2013 decreased approximately $0.3 million, or 0.3%. The net sales decrease reflected volume decreases of 4.7% due to significant competitive pricing activity in branded cheese and in our private-label butter business due to reduced distribution.  The lower sales decline compared to volume was due to the pricing impact of higher commodity prices between periods.

Gross Profit. Gross profit for 2013 increased $7.1 million, or 8.9%, to $86.5 million from $79.4 million in 2012. Our gross profit margin increased to 17.9% in 2013 as compared to 17.8% in 2012. The main driver for the increase was an improved alignment of pricing with our input costs for the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2013 were down slightly to $42.5 million from $42.7 million in 2012.

Operating Profit. Operating profit for 2013 increased approximately $7.2 million, or 19.7%, to $43.9 million from $36.7 million in 2012.  The increase in operating profit for 2013 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2013 increased approximately $6.2 million, or 21.4%, to $35 million from $28.8 million in 2012.  The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2013 increased approximately $1.2 million, or 28.2%, to $5.3 million from $4.1 million in 2012. The increase was mainly a result of volume growth.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2013 decreased approximately $0.7 million, or 9.2%, to $7.2 million from $7.9 million in 2012. The decrease was mainly a result of volume decreases and significant competitive pricing activity in branded cheese.

Interest Expense. Interest expense decreased to $21.8 million in 2013 from approximately $22.8 million in 2012 mainly due to lower debt levels and also a reduction in unrealized losses related to interest rate swaps to $0.2 million compared to $0.7 million in 2012.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 32.1% for 2013 compared to approximately 33.5% in 2012. The effective tax rate was affected by the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.  The effective rate for 2013 was also favorably impacted by the enactment of the American Taxpayer Relief Act of 2012 (the “Act”), which was enacted in the first quarter of 2013.  The Act retroactively reinstated, back to the beginning of 2012, the research and development and work opportunity tax credits.  The impact of the Act was recorded in the first quarter of 2013.

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

The cash flow of approximately $4 million provided by operating activities in the three-month period ended March 30, 2013 reflects cash earnings generation, off-set by an increase in the use of working capital, mainly for inventories and the higher payout of incentive compensation. The cash flow of approximately $18.9 million provided by operating activities in the three-month period ended March 31, 2012 primarily reflects decreased working capital requirements due to lower payout of incentive compensation and decreased inventory levels.

The cash flow of approximately $5.1 million and $4.6 million used in investing activities in the three-month periods ended March 30, 2013 and March 31, 2012 is substantially all capital expenditures.

The cash flow of approximately $12.4 million used in financing activities for the three-month period ended March 30, 2013 reflects a $10 million term B loan prepayment and other scheduled debt payments.  The cash flow of approximately $3.1 million used in financing activities for the three-month period ended March 31, 2012 reflects mainly scheduled debt payments.

We are a party to a credit agreement, with Bank of America, N.A. as administrative agent, with availability up to $915 million and consisting of the following:

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

On June 29, 2010 the Company issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee.

On December 18, 2012, Michael Foods Holding, Inc. issued $275 million senior PIK notes which accrue cash interest at a rate of 8.5%, with the option to PIK interest at a rate of 9.25%.  Although we do not guarantee the notes, as a wholly owned subsidiary we are responsible for servicing the notes.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and 9.75% senior notes as of March 30, 2013.

We use Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit agreement:

Twelve Months Ended

	March 30, 2013	March 31, 2012

(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$ 248,224	$ 235,397
Consolidated Interest Charges (3)	78,536	80,653
Interest Coverage Ratio	3.16x	2.92x
Minimum Permitted Interest Coverage Ratio	1.90x	1.85x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$ 1,211,997	$ 1,265,397
Less: Cash and equivalents (Maximum $75,000) (1)	(29,864)	(75,000)

	$ 1,182,133	$ 1,190,397
Adjusted EBITDA (2)	248,224	235,397
Leverage Ratio	4.76x	5.06x
Maximum Permitted Leverage Ratio	6.75x	7.00x

(1)

The credit agreement limits the cash and equivalents offset to $75 million.  For the 2012 period, our net debt was $1,186,161 (reduced by cash and equivalents of $79,236) and the leverage ratio was 5.04x as of March 31, 2012.

(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended

	March 30, 2013	March 31, 2012

	(Unaudited, in thousands)
Net earnings	$ 34,985	$ 24,076
Unrealized loss on currency transactions (a)	340	566

Consolidated net earnings	35,325	24,642
Interest expense	89,596	95,777
Income tax expense	14,701	4,340
Depreciation and amortization	95,739	97,419
Non-cash and stock option compensation	2,132	1,946
Unusual charges (b)	5,999	0
Cash expenses incurred in connection with the transaction	0	264
Costs associates with debt issuance	224	0
Cost associated with unconsummated acquisitions	1,832	0
Business optimization project expense	0	2,830
Realized loss upon the disposition of property not in the ordinary course of business	0	58
Equity sponsor management fee	2,466	2,305
Fees and expenses in connection with the exchange of the 9.75% senior notes	0	301
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	532	660
Non-cash other expenses (c)	0	3,275
Unrealized (gain) loss on swap contracts	(322)	1,580

Adjusted EBITDA, as defined in the credit agreement	$ 248,224	$ 235,397

(a)	The unrealized loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The unusual charges relate to the jury award in the National Pasteurized Eggs, Inc. trial (see Note C to the condensed consolidated financial statements).
(c)

For the 2012 period, the non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in the fourth quarter of 2011 as it was not material to any prior period impacted or to 2011.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended

	March 30, 2013	March 31, 2012

	(Unaudited, in thousands)
Gross interest expense	$ 89,725	$ 96,153
Plus:
Cash settlements on interest rate swaps	949	0
Minus:
Amortization of financing costs	10,276	8,984
Non-cash mark-to-market on interest rate swaps	1,862	6,516

Consolidated interest charges	$ 78,536	$ 80,653

(4)	Funded Indebtedness was as follows:

	March 30, 2013	March 31, 2012

	(Unaudited, in thousands)
Credit facility – revolving line of credit	$ 0	$ 0
Credit facility – term B loan	755,723	806,800
Senior unsecured notes	430,000	430,000
Secured notes	3,000	4,350
Capital leases	9,447	9,172
Guarantees	9,192	11,798
Other indebtedness	1,080	1,652
Insurance bonds	1,205	1,275
Standby letters of credit	2,350	350
	$ 1,211,997	$ 1,265,397
Reconciling items to Long-term debt, including current maturities:
Insurance bonds	$ (1,205)	$ (1,275)
Guarantees	(1,600)	(2,529)
Standby letters of credit	(2,350)	(350)
Guarantee for Lang Fang MK Food Company credit facility	876	0
Original issue discount on term B loan	(9,741)	(11,927)
	(14,020)	(16,081)
Long-term debt, including current maturities	$ 1,197,977	$ 1,249,316

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2013. As of March 30, 2013, the outstanding balance under the lease was $4.7 million and had an effective interest rate of 3.9%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of March 30, 2013, the outstanding balance was $3 million and had an effective interest rate of 3.6%.

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of two municipalities where we have food processing facilities. In September 2012, the City of Wakefield, Nebraska refinanced two bonds related to its wastewater treatment facility.  The refinancing resulted in the combination of the remaining balances of the 2005 and 2007 series bonds into a 2012 series bond for $8.5 million at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at March 30, 2013 was approximately $9.2 million.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if sought. At March 30, 2013, we had $72.7 million of funds available on our revolving line of credit.

We invested approximately $5.1 million in capital expenditures in the three-month period ended March 30, 2013. Our spending continues to be focused on expanding capacity for higher value-added egg products and maintaining existing production facilities, among other projects. Further capital spending in the remainder of 2013 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q, including the factors described under “Risk Factors” in our Form 10-K filed with the SEC on March 22, 2013. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q include changes in national or global economic conditions.  Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs.  You should not place undue reliance on our forward-looking statements. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to publicly update or revise these forward-looking statements to reflect future events or circumstances except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the three-month period ended March 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 30, 2013. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 30, 2013.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; discovery is underway in these matters.  The one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court under Kansas state law. That particular matter was resolved through a confidential settlement agreement on April 11, 2013. As of March 30, 2013, we have recorded the settlement amount in “other current liabilities” and also recorded an insurance receivable in “accounts receivable, less allowances.”

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc.  The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict does not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010.  As of March 30, 2013, we have a liability of approximately $6 million for the damages award included in “other current liabilities.” In April 2013, the trial court denied several post-trial motions. We are appealing one or more orders in the case to the U.S. Court of Appeals for the Federal Circuit; subsequent to quarter-end we posted a supersedeas bond to provide security for the jury award pending appeal.

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

We do not believe it is possible to estimate any further possible loss in connection with these litigated matters. Accordingly, we cannot predict what impact, if any, these matters and any results from such matters could have on our future results of operations.

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

ITEM 1A. RISK FACTORS

Readers are directed to our Annual Report on Form 10-K filed March 22, 2013, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors.

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

Date: May 13, 2013