Form 10-Q
period 2013-06-29
MICHAEL FOODS GROUP, INC.
filed 2013-08-09
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of August 9, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	June 29, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$33,184	$43,274
Accounts receivable, less allowances	162,639	164,025
Inventories	178,070	153,171
Prepaid expenses and other	14,702	18,445
Total Current Assets	388,595	378,915

Property, Plant and Equipment
Land	10,589	9,589
Buildings and improvements	132,223	128,422
Machinery and equipment	312,781	285,848
Total Property, Plant and Equipment	455,593	423,859
Less accumulated depreciation	188,954	159,195
Property, Plant and Equipment, net	266,639	264,664

Goodwill	829,654	830,017
Intangible assets, net	539,008	554,408
Deferred financing costs	35,533	39,436
Other assets	12,818	7,908
Total Assets	$2,072,247	$2,075,348
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$7,756	$19,833
Accounts payable	92,670	99,184
Accrued liabilities
Compensation	16,075	18,347
Customer programs	33,261	33,547
Interest	20,197	22,920
Other	33,116	32,277
Total Current Liabilities	203,075	226,108
Long-term debt, less current maturities	1,188,706	1,189,570
Deferred income taxes	243,772	253,195
Other long-term liabilities	5,223	6,978
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of June 29, 2013 and December 29, 2012	0	0
Additional paid-in capital	400,008	394,201
Retained earnings	30,928	7,037
Accumulated other comprehensive income (loss)	535	(1,741)
Total Shareholder’s Equity	431,471	399,497
Total Liabilities and Shareholder’s Equity	$2,072,247	$2,075,348

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the three and six months ended June 29, 2013 and June 30, 2012

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net sales	$464,350	$436,661	$948,621	$881,487
Cost of sales	385,806	363,096	783,609	728,521
Gross profit	78,544	73,565	165,012	152,966
Selling, general and administrative expenses	41,348	52,036	83,876	94,716
Operating profit	37,196	21,529	81,136	58,250
Interest expense, net	21,422	22,956	43,245	45,725
Unrealized loss on currency transactions	530	487	907	84
Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	15,244	(1,914)	36,984	12,441
Income tax expense (benefit)	5,318	(381)	12,305	4,429
Equity in losses of unconsolidated subsidiary	278	173	788	366
Net earnings (loss)	9,648	(1,706)	23,891	7,646
Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	2,078	1,678	2,362	2,088
Foreign currency translation adjustment	(46)	(111)	(86)	111
Other comprehensive income (see Note A)	2,032	1,567	2,276	2,199
Comprehensive income (loss)	$11,680	$(139)	$26,167	$9,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the six months ended June 29, 2013

(Unaudited, in thousands, except shares)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at December 29, 2012	100	$0	$394,201	$7,037	$(1,741)	$399,497
Stock option compensation			1,083			1,083
Capital invested by parent			4,724			4,724
Net earnings				23,891		23,891
Change in fair value of derivatives, net of tax					2,362	2,362
Foreign currency translation adjustment					(86)	(86)
Balance at June 29, 2013	100	$0	$400,008	$30,928	$535	$431,471

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 29, 2013 and June 30, 2012

(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net earnings	$23,891	$7,646
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,814	33,880
Amortization of intangibles	15,400	15,400
Amortization of deferred financing costs	3,996	3,840
Amortization of original issue discount on long-term debt	1,034	1,016
Deferred income taxes	(7,449)	(8,225)
Non-cash stock option compensation	1,083	1,053
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	12,590	4,804
Inventories	(13,392)	(4,581)
Prepaid expenses, income taxes and other	1,124	(8,283)
Accounts payable	(10,560)	(11,968)
Accrued liabilities	(2,949)	16,319
Net cash provided by operating activities	55,582	50,901
Cash flows from investing activities:
Capital expenditures	(15,578)	(12,019)
Business acquisition (see Note A)	(35,673)	0
Net cash used in investing activities	(51,251)	(12,019)
Cash flows from financing activities:
Payments on long-term debt	(14,366)	(5,528)
Dividend to parent	0	(769)
Deferred financing costs	(93)	(81)
Net cash used in financing activities	(14,459)	(6,378)
Effect of exchange rate changes on cash	38	(11)
Net increase (decrease) in cash and equivalents	(10,090)	32,493
Cash and equivalents at beginning of period	43,274	68,118
Cash and equivalents at end of period	$33,184	$100,611
Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$4,724	$214

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The three and six-month periods ended June 29, 2013 and June 30, 2012 were 13 and 26-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations and cash flows for the six-month periods ended June 29, 2013 and June 30, 2012 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

Business Acquisition

On June 27, 2013, we purchased the net assets of Primera Foods Corporation, an egg products processing company, with operations in the Midwest.  The purchase price of $35.7 million was financed through cash from operations.  The acquired net assets, recorded at fair value, include $24 million of current assets, primarily accounts receivable and inventory, $4.7 million of current liabilities, primarily accounts payable, and $16.4 million for property, plant and equipment.  We expect to achieve significant synergies and cost reductions through the integration of Primera customers and operations into our egg products division.  The accounting for the purchase has not been finalized as there is a working capital true-up component to the asset purchase agreement which we expect to resolve during the third quarter of 2013.

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

There was no other accounting pronouncement adopted during the six-month period ended June 29, 2013 that had a material impact on our financial position, operating results or disclosures.

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

There were no other new accounting pronouncements issued during the six-month period ended June 29, 2013 that are expected to have material impacts on our financial position, operating results or disclosures.

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, the interest rate swap contracts are included in the Level 3 fair value measurements as of June 29, 2013 and December 29, 2012. A 1% change in the unobservable input would have an approximately $0.1 million effect on interest expense. Management has elected not to account for these instruments as designated hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities.”

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate Swap Contracts
Balance at December 29, 2012	$8,872
Unrealized loss included in interest expense	276
Settlements	(1,808)
Balance at June 29, 2013	$7,340

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended June 29, 2013 and December 29, 2012 (in thousands):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value Measurements As of June 29, 2013
Assets at fair value:
Commodity contracts—Grain	$351	$0	$351	$0
Commodity contracts—Energy	0	0	0	0
Total assets at fair value	$351	$0	$351	$0
Liabilities at fair value:
Commodity contracts—Grain	$0	$0	$0	$0
Commodity contracts—Energy	491	0	491	0
Interest rate swap contracts	7,340	0	0	7,340
Total liabilities at fair value	$7,831	$0	$491	$7,340

	Fair Value Measurements As of December 29, 2012
Assets at fair value:
Commodity contracts—Grain	$0	$0	$0	$0
Commodity contracts—Energy	0	0	0	0
Total assets at fair value	$0	$0	$0	$0
Liabilities at fair value:
Commodity contracts—Grain	$1,607	$0	$1,607	$0
Commodity contracts—Energy	116	0	116	0
Interest rate swap contracts	8,872	0	0	8,872
Total liabilities at fair value	$10,595	$0	$1,723	$8,872

The carrying amount of our debt (including current maturities) was $1.2 billion as of June 29, 2013 and $1.21 billion as of December 29, 2012. Based on current market rates provided primarily by various bank sources, the fair value of this debt at June 29, 2013 was estimated at $1.24 billion (level 2) and at December 29, 2012 was estimated at $1.26 billion (level 2). Our cash equivalents, accounts receivable, accounts payable and other liabilities’ carrying value approximate fair value.

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

In addition, we use derivative instruments to mitigate some of the risk associated with our energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and an associated amount is recorded in “prepaid expenses and other” current assets. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the six-month periods ended June 29, 2013 and June 30, 2012, we did not discontinue any cash flow hedges; therefore no reclassification of gains or losses into earnings was made during the period related to such items.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the periods ended (in thousands):

	Corn Volume (in bushels)		Soybean Meal Volume (in tons)
	June 29, 2013	December 29, 2012	June 29, 2013	December 29, 2012
Commodity Contract	2,460	3,060	29	33

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (in thousands):

		Fair Value (1)
		June 29, 2013		December 29, 2012
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$972	$(621)	$205	$(1,812)
Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$0	$(491)	$36	$(152)
Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(7,340)	$0	$(8,872)

(1)

Amounts represent the gross fair value of derivative assets and liabilities. We net the derivative assets and liabilities for each of our hedging programs, including cash collateral, when a master netting arrangement exists between us and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $0 and $3,519 as of June 29, 2013 and December 29, 2012. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $0 and $185 as of June 29, 2013 and December 29, 2012.

The following table represents the effect of derivative instruments in cash flow hedging relationships on our Condensed Consolidated Statements of Operations and Comprehensive Income, net of tax for the three and six-month periods ended June 29, 2013 and June 30, 2012 (in thousands):

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	For the three months ended June 29, 2013
Commodity contracts – Grain	$1,339	Cost of sales	$(739)	Cost of sales	$132

	For the three months ended June 30, 2012
Commodity contracts – Grain	$3,427	Cost of sales	$1,749	Cost of sales	$(419)

	For the six months ended June 29, 2013
Commodity contracts – Grain	$1,174	Cost of sales	$(1,188)	Cost of sales	$(19)

	For the six months ended June 30, 2012
Commodity contracts – Grain	$3,499	Cost of sales	$1,411	Cost of sales	$(561)

The following table represents the effect of derivative instruments not designated as hedging instruments on our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six-month periods ended June 29, 2013 and June 30, 2012 (in thousands):

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Three Months Ended,		Six Months Ended,
		2013	2012	2013	2012
		Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$(526)	$(521)	$(669)	$(393)
Interest rate swap contracts	Interest expense	$(92)	$(955)	$(276)	$(1,649)

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of changes in accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Fair Value of Derivatives, net of tax (1)	Foreign Currency Translation	Total
Balance at December 29, 2012	$(1,201)	$(540)	$(1,741)
Gain (loss) recognized in AOCI	1,174	(86)	1,088
Loss reclassified from AOCI to cost of sales	1,188	0	1,188
Net other comprehensive income (loss)	2,362	(86)	2,276
Balance at June 29, 2013	$1,161	$(626)	$535

(1)	The tax expense allocated to derivatives was $1,368 and $1,190 for the six-month periods ended June 29, 2013 and June 30, 2012.

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of other comprehensive income. Transactional gains and losses are reported in the statement of earnings. Michael Foods, Inc. holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings (loss) in the period of change.

Joint Venture

As of June 29, 2013, we have invested $2 million, our 50% share of the capital funding of a joint venture, in MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In July 2012, we and our joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. The letters of credit were established as a guarantee for a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. At June 29, 2013, Lang Fang MK Food Company Ltd. had $2 million outstanding under its credit facility and we have recorded our portion of the guarantee, approximately $1 million, as part of long-term debt. We account for the joint venture under the equity method of accounting.  The joint venture facility has ceased operations.

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

Inventories consisted of the following as of the periods ended (in thousands):

	June 29, 2013	December 29, 2012
Raw materials and supplies	$34,990	$28,989
Work in process and finished goods	105,027	88,353
Flocks	38,053	35,829
Total inventories	$178,070	$153,171

NOTE C—COMMITMENTS AND CONTINGENCIES

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; discovery is underway in these matters. The one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court under Kansas state law. Claims against Michael Foods in that particular matter were resolved through a confidential settlement agreement on April 11, 2013.

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict did not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. On April 29, 2013, we filed an appeal of this matter with the U.S. Court of Appeals for the Federal Circuit.  The matter was fully resolved on July 1, 2013 through court-ordered mediation, and the appeal was subsequently dismissed.  As of June 29, 2013, we have a liability of $4.5 million for the settlement amount, included in “other current liabilities” and associated restricted cash in “other long-term assets.”

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We have not recorded a liability for the alleged underbilling as we believe there is no merit in this claim. The Court has assigned this matter to a special master to assist with pre-trial proceedings, including exploration of possible resolution.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, of $4,724,000 and $214,000 in the six-month periods ended June 29, 2013 and June 30, 2012, related to the tax benefit the Company receives on our parent’s interest expense and tax amortization deductions due to filing a consolidated Federal tax return.

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

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments. The allocation impacts the operating profit reported by each segment. This allocation change increased the operating profit for the Cheese and Other Dairy-Case Products segment and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit by segment for the three and six-month periods ended June 30, 2012 have been restated to reflect the allocation change.

Certain financial information on operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate	Total
Three months ended June 29, 2013
External net sales	$343,507	$40,008	$80,835	$0	$464,350
Operating profit (loss)	30,845	3,854	4,636	(2,139)	37,196
Depreciation and amortization	18,715	2,972	1,786	1	23,474

Three months ended June 30, 2012
External net sales	$310,291	$35,009	$91,361	$0	$436,661
Operating profit (loss)	24,765	1,535	7,040	(11,811)	21,529
Depreciation and amortization	20,004	2,817	1,811	1	24,633

Six months ended June 29, 2013
External net sales	$688,828	$81,854	$177,939	$0	$948,621
Operating profit (loss)	65,805	9,113	11,829	(5,611)	81,136
Depreciation and amortization	36,805	5,857	3,550	2	46,214

Six months ended June 30, 2012
External net sales	$620,906	$71,829	$188,752	$0	$881,487
Operating profit (loss)	53,567	5,638	14,959	(15,914)	58,250
Depreciation and amortization	40,022	5,634	3,621	3	49,280

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

The following condensed consolidating financial information presents our consolidated balance sheets as of June 29, 2013 and as of December 29, 2012, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and six-month periods ended June 29, 2013 and June 30, 2012 and cash flows for the six-month periods ended June 29, 2013 and June 30, 2012. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

June 29, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$32,755	$429	$0	$33,184
Accounts receivable, less allowances	0	157,623	5,016	0	162,639
Intercompany receivable (payable)	(11,175)	16,812	(5,637)	0	0
Inventories	0	171,119	6,951	0	178,070
Prepaid expenses and other	4,320	10,211	171	0	14,702
Total current assets	(6,855)	388,520	6,930	0	388,595
Property, Plant and Equipment—net	0	257,085	9,554	0	266,639
Goodwill	0	822,961	6,693	0	829,654
Intangibles and other assets	791,259	568,505	0	(772,405)	587,359
Investment in subsidiaries	859,752	(3,607)	0	(856,145)	0
Total assets	$1,644,156	$2,033,464	$23,177	$(1,628,550)	$2,072,247
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$0	$6,831	$925	$0	$7,756
Accounts payable	6	90,222	2,442	0	92,670
Accrued liabilities	24,302	76,009	2,338	0	102,649
Total current liabilities	24,308	173,062	5,705	0	203,075
Long-term debt, less current maturities	1,176,477	763,865	20,769	(772,405)	1,188,706
Deferred income taxes	6,677	236,965	130	0	243,772
Other long-term liabilities	5,223	0	0	0	5,223
Shareholder’s equity	431,471	859,572	(3,427)	(856,145)	431,471
Total liabilities and shareholder’s equity	$1,644,156	$2,033,464	$23,177	$(1,628,550)	$2,072,247

Condensed Consolidating Balance Sheets

December 29, 2012

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,274	$0	$0	$43,274
Accounts receivable, less allowances	0	163,040	1,519	(534)	164,025
Inventories	0	145,011	8,160	0	153,171
Prepaid expenses and other	4,036	14,342	67	0	18,445
Total current assets	4,036	365,667	9,746	(534)	378,915
Property, Plant and Equipment—net	0	253,605	11,059	0	264,664
Goodwill	0	822,959	7,058	0	830,017
Intangibles and other assets	805,161	580,103	0	(783,512)	601,752
Investment in subsidiaries	816,656	(1,334)	0	(815,322)	0
Total assets	$1,625,853	$2,021,000	$27,863	$(1,599,368)	$2,075,348
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$10,000	$8,867	$966	$0	$19,833
Accounts payable	0	96,342	3,376	(534)	99,184
Accrued liabilities	26,789	78,113	2,189	0	107,091
Total current liabilities	36,789	183,322	6,531	(534)	226,108
Long-term debt, less current maturities	1,175,443	774,774	22,865	(783,512)	1,189,570
Deferred income taxes	7,146	245,928	121	0	253,195
Other long-term liabilities	6,978	0	0	0	6,978
Shareholder’s equity	399,497	816,976	(1,654)	(815,322)	399,497
Total liabilities and shareholder’s equity	$1,625,853	$2,021,000	$27,863	$(1,599,368)	$2,075,348

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended June 29, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$454,111	$11,472	$(1,233)	$464,350
Cost of sales	0	375,371	11,668	(1,233)	385,806
Gross profit (loss)	0	78,740	(196)	0	78,544
Selling, general and administrative expenses	0	40,790	558	0	41,348
Operating profit (loss)	0	37,950	(754)	0	37,196
Interest expense, net	13,228	7,800	394	0	21,422
Unrealized loss on currency transactions	0	530	0	0	530
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,228)	29,620	(1,148)	0	15,244
Equity in earnings (loss) of subsidiaries	18,041	(1,151)	0	(16,890)	0
Income tax expense (benefit)	(4,835)	10,150	3	0	5,318
Equity in losses of unconsolidated subsidiary	0	278	0	0	278
Net earnings (loss)	$9,648	$18,041	$(1,151)	$(16,890)	$9,648
Comprehensive income (loss)	$9,648	$19,750	$(828)	$(16,890)	$11,680

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

Condensed Consolidating Statements of Operations

And Comprehensive Income

Six months ended June 29, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$928,127	$22,903	$(2,409)	$948,621
Cost of sales	0	763,161	22,857	(2,409)	783,609
Gross profit	0	164,966	46	0	165,012
Selling, general and administrative expenses	0	82,703	1,173	0	83,876
Operating profit (loss)	0	82,263	(1,127)	0	81,136
Interest expense, net	26,699	15,749	797	0	43,245
Unrealized loss on currency transactions	0	907	0	0	907
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(26,699)	65,607	(1,924)	0	36,984
Equity in earnings (loss) of subsidiaries	40,820	(1,937)	0	(38,883)	0
Income tax expense (benefit)	(9,770)	22,062	13	0	12,305
Equity in losses of unconsolidated subsidiary	0	788	0	0	788
Net earnings (loss)	$23,891	$40,820	$(1,937)	$(38,883)	$23,891
Comprehensive income (loss)	$23,891	$42,596	$(1,437)	$(38,883)	$26,167

Condensed Consolidating Statements of Operations

And Comprehensive Income

Six months ended June 30, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$860,824	$23,222	$(2,559)	$881,487
Cost of sales	0	708,049	23,031	(2,559)	728,521
Gross profit	0	152,775	191	0	152,966
Selling, general and administrative expenses	0	93,156	1,560	0	94,716
Operating profit (loss)	0	59,619	(1,369)	0	58,250
Interest expense, net	27,867	17,130	728	0	45,725
Unrealized loss on currency transactions	0	84	0	0	84
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(27,867)	42,405	(2,097)	0	12,441
Equity in earnings (loss) of subsidiaries	25,272	(2,120)	0	(23,152)	0
Income tax expense (benefit)	(10,241)	14,647	23	0	4,429
Equity in losses of unconsolidated subsidiary	0	366	0	0	366
Net earnings (loss)	$7,646	$25,272	$(2,120)	$(23,152)	$7,646
Comprehensive income (loss)	$7,646	$27,453	$(2,102)	$(23,152)	$9,845

Condensed Consolidating Statements of Cash Flows

Six months ended June 29, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(11,082)	$66,166	$498	$55,582

Cash flows from investing activities:
Capital expenditures	0	(14,819)	(759)	(15,578)
Business acquisition	0	(35,673)	0	(35,673)
Net cash used in investing activities	0	(50,492)	(759)	(51,251)

Cash flows from financing activities:
Payments on long-term debt	(10,000)	(3,626)	(740)	(14,366)
Deferred financing costs	(93)	0	0	(93)
Dividend from subsidiaries	21,175	(22,567)	1,392	0
Net cash provided by (used in) financing activities	11,082	(26,193)	652	(14,459)
Effect of exchange rate changes on cash	0	0	38	38
Net increase (decrease) in cash and equivalents	0	(10,519)	429	(10,090)
Cash and equivalents at beginning of period	0	43,274	0	43,274
Cash and equivalents at end of period	$0	$32,755	$429	$33,184

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(21,818)	$71,455	$1,264	$50,901

Cash flows from investing activities:
Capital expenditures	0	(11,926)	(93)	(12,019)
Net cash used in investing activities	0	(11,926)	(93)	(12,019)

Cash flows from financing activities:
Payments on long-term debt	(1,077)	(3,446)	(1,005)	(5,528)
Deferred financing costs	(81)	0	0	(81)
Dividend to parent	(769)	0	0	(769)
Dividend from subsidiaries	23,745	(23,889)	144	0
Net cash provided by (used in) financing activities	21,818	(27,335)	(861)	(6,378)
Effect of exchange rate changes on cash	0	0	(11)	(11)
Net increase in cash and equivalents	0	32,194	299	32,493
Cash and equivalents at beginning of period	0	68,118	0	68,118
Cash and equivalents at end of period	$0	$100,312	$299	$100,611

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 27% higher in the first six months of 2013 than in the comparable 2012 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, increased approximately 9% and 13%, respectively, in the first six months of 2013 as compared to the comparable 2012 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The average commodity block cheese prices in the first six months of 2013 were up 12% year-over-year.

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

Results of Operations

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments. The allocation impacts the operating profit reported by each segment. This change increased the operating profit for the Cheese and Other Dairy-Case Products segment, and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit comparative discussion below reflects, and the amounts for the June 30, 2012 three and six-month periods have been restated to reflect the allocation change. Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three and six-month periods ended June 29, 2013 and June 30, 2012.

Three Months Ended June 29, 2013 as Compared to Three Months Ended June 30, 2012

Net Sales. Net sales for 2013 increased approximately $27.7 million, or 6.3%, to $464.4 million from $436.7 million in 2012. The increased net sales reflected volume growth of 2.2% with gains in our egg and refrigerated potato product business segments and price pass-through of higher commodity costs.

Egg Products Division Net Sales. External net sales for 2013 increased approximately $33.2 million, or 10.7%. The net sales increase is primarily due to a 2% increase in volume, which was seen in all the distribution channels, and good alignment of pricing with our input costs which were higher due to increased commodity costs between periods.

Refrigerated Potato Products Division Net Sales. External net sales for 2013 increased approximately $5 million, or 14.3%. The net sales increase is primarily due to a 15% increase in volume, driven primarily by strong foodservice growth.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2013 decreased approximately $10.5 million, or 11.5%. The net sales decrease reflected volume decreases of 15% due to significant competitive pricing activity in branded cheese and reduced distribution in our private-label cheese and butter businesses. The lower sales decline compared to the volume decline was due to the pricing impact of higher commodity prices between periods.

Gross Profit. Gross profit for 2013 increased $4.9 million, or 6.8%, to $78.5 million from $73.6 million in 2012. Our gross profit margin increased to 16.9% in 2013 as compared to 16.8% in 2012. The main driver for the increase was an improved alignment of pricing with our input costs for the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2013 were down to $41.3 million from $52 million in 2012, primarily as a result of reduced legal costs in 2013 compared to the 2012 period which included a $5.8 million reserve with respect to damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation and other legal costs (see Note C to the condensed consolidated financial statements).  The $5.8 million jury award and various awarded costs was reduced through a mediation process in July 2013 to $4.5 million, which is reflected in the 2013 period as an expense reduction.

Operating Profit. Operating profit for 2013 increased approximately $15.7 million, or 73%, to $37.2 million from $21.5 million in 2012. The increase in operating profit for 2013 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2013 increased approximately $6 million, or 24.5%, to $30.8 million from $24.8 million in 2012. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2013 increased approximately $2.4 million, or 151%, to $3.9 million from $1.5 million in 2012. The increase was mainly a result of strong volume growth and lower casualty insurance related costs compared to 2012.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2013 decreased approximately $2.4 million, or 34.2%, to $4.6 million from $7.0 million in 2012. The decrease was mainly a result of volume decreases and increased cheese and butter costs, which could not be passed on to customers due to significant competitive pricing activity, especially in branded cheese.

Interest Expense. Interest expense decreased to $21.4 million in 2013 from approximately $23 million in 2012 mainly due to a reduction in unrealized losses related to interest rate swaps to $0.1 million compared to $1 million in 2012 and to lower debt levels in 2013.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 34.9% for 2013 compared to approximately 19.9% in 2012. The effective tax rate was affected by the level of income or loss for the period, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

Six Months Ended June 29, 2013 as Compared to Six Months Ended June 30, 2012

Net Sales. Net sales for 2013 increased approximately $67.1 million, or 7.6%, to $948.6 million from $881.5 million in 2012. The increased net sales reflected volume growth of 2.3% with gains in our egg and refrigerated potato product business segments and price pass-through of higher commodity costs.

Egg Products Division Net Sales. External net sales for 2013 increased approximately $67.9 million, or 10.9%. The net sales increase is due to a 1.6% increase in volume, which was seen primarily in the food ingredient and retail distribution channels, and better alignment of pricing with our input costs which were higher due to increased commodity costs between periods.

Refrigerated Potato Products Division Net Sales. External net sales for 2013 increased approximately $10 million, or 14%. The net sales increase is primarily due to a 14.7% increase in volume, driven primarily by strong foodservice growth.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2013 decreased approximately $10.8 million, or 5.7%. The net sales decrease reflected volume decreases of 9.7% due to significant competitive pricing activity in branded cheese and reduced distribution in our private-label cheese and butter businesses. The lower sales decline compared to volume was due to the pricing impact of higher commodity prices between periods.

Gross Profit. Gross profit for 2013 increased $12 million, or 7.9%, to $165 million from $153 million in 2012. Our gross profit margin was 17.4% in 2013 and 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2013 were down $10.8 million, to $83.9 million from $94.7 million in 2012, primarily as a result of reduced legal costs in 2013 compared to the 2012 period which included a $5.8 million reserve with respect to damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation and other legal costs (see Note C to the condensed consolidated financial statements).  The $5.8 million jury award and various awarded costs was reduced through a mediation process in July 2013 to $4.5 million, which is reflected in the 2013 period as an expense reduction.

Operating Profit. Operating profit for 2013 increased approximately $22.8 million, or 39.3%, to $81.1 million from $58.3 million in 2012. The increase in operating profit for 2013 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2013 increased approximately $12.2 million, or 22.8%, to $65.8 million from $53.6 million in 2012. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2013 increased approximately $3.5 million, or 61.6%, to $9.1 million from $5.6 million in 2012. The increase was mainly a result of volume growth, efficient plant operations and lower casualty insurance related costs.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2013 decreased approximately $3.2 million, or 20.9%, to $11.8 million from $15 million in 2012. The decrease was mainly a result of volume decreases and increased cheese and butter costs, that could not be passed on to customers due to significant competitive pricing activity, especially in branded cheese.

Interest Expense. Interest expense decreased to $43.2 million in 2013 from approximately $45.7 million in 2012, mainly due to a reduction in unrealized losses related to interest rate swaps to $0.3 million compared to $1.6 million in 2012 and lower debt levels in 2013.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 33.3% for 2013 compared to approximately 35.6% in 2012. The effective tax rate was affected by the level of income for the period, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate. The effective rate for 2013 was also favorably impacted by the enactment of the American Taxpayer Relief Act of 2012 (the “Act”), which was enacted in the first quarter of 2013. The Act retroactively reinstated, back to the beginning of 2012, the research and development and work opportunity tax credits. The impact of the Act was recorded in the first quarter of 2013.

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

The cash flow of approximately $55.6 million provided by operating activities in the six-month period ended June 29, 2013 reflects cash earnings generation, off-set by an increase in the use of working capital, mainly for inventories and the higher payout of incentive compensation. The cash flow of approximately $50.9 million provided by operating activities in the six-month period ended June 30, 2012 primarily reflects decreased working capital requirements due to lower payout of incentive compensation and decreased inventory levels.

The cash flow of approximately $51.3 million used in investing activities in the six-month period ended June 29, 2013 was for the acquisition of Primera Foods Corporation assets and capital expenditures.  For the six-month period ended June 30, 2012, the cash used in investing activities was all capital expenditures.

The cash flow of approximately $14.5 million used in financing activities for the six-month period ended June 29, 2013 reflects a $10 million term B loan prepayment and other scheduled debt payments. The cash flow of approximately $6.4 million used in financing activities for the six-month period ended June 30, 2012 reflects mainly scheduled debt payments.

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

On December 18, 2012, Michael Foods Holding, Inc. issued $275 million senior PIK notes which accrue cash interest at a rate of 8.5%, with the option to PIK interest at a rate of 9.25%. Although we do not guarantee the notes, as a wholly owned subsidiary of the issuer, we are responsible for servicing the notes.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and 9.75% senior notes as of June 29, 2013.

We use Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit agreement:

	Twelve Months Ended
	June 29, 2013	June 30, 2012
(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$261,092	$240,693
Consolidated Interest Charges (3)	78,763	79,273
Interest Coverage Ratio	3.31x	3.04x
Minimum Permitted Interest Coverage Ratio	1.90x	1.90x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$1,209,816	$1,262,164
Less: Cash and equivalents (Maximum $75,000) (1)	(33,184)	(75,000)
	$1,176,632	$1,187,164
Adjusted EBITDA (2)	261,092	240,693
Leverage Ratio	4.51x	4.93x
Maximum Permitted Leverage Ratio	6.75x	7.00x

(1)

The credit agreement limits the cash and equivalents offset to $75 million. For the 2012 period, our net debt was $1,161,553 (reduced by cash and equivalents of $100,611) and the leverage ratio was 4.83x as of June 30, 2012.

(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited, in thousands)
Net earnings	$46,339	$27,536
Unrealized loss on currency transactions (a)	383	1,151
Consolidated net earnings	46,722	28,687
Interest expense	88,006	93,235
Income tax expense	20,400	6,742
Depreciation and amortization	94,580	97,433
Non-cash and stock option compensation	2,151	2,111
Unusual charges (b)	(1,342)	5,842
Costs associated with debt issuance	224	0
Costs associated with unconsummated acquisitions	1,832	0
Realized (gain) loss upon the disposition of property not in the ordinary course of business	(363)	324
Equity sponsor management fee	2,502	2,352
Fees and expenses in connection with the exchange of the 9.75% senior notes	0	104
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	502	563
Non-cash other expenses (c)	0	3,275
Projected acquisition synergies (d)	6,000	0
Unusual gain	(943)	0
Unrealized (gain) loss on swap contracts	821	25
Adjusted EBITDA, as defined in the credit agreement	$261,092	$240,693

(a)	The unrealized loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.

(b)	The unusual charges relate to the jury award and subsequent mediated settlement in the National Pasteurized Eggs, Inc. litigation (see Note C to the condensed consolidated financial statements).

(c)

For the 2012 period, the non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in the fourth quarter of 2011 as it was not material to any prior period impacted or to 2011.

(d)	Includes projected reductions in production costs and selling, general and administrative expenses as we integrate Primera customers and operations into our egg products division.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended
	June 29, 2013	June 30, 2012
	(Unaudited, in thousands)
Gross interest expense	$88,247	$93,625
Plus:
Cash settlements on interest rate swaps	1,808	0
Minus:
Amortization of financing costs	10,293	9,852
Non-cash mark-to-market on interest rate swaps	999	4,500
Consolidated interest charges	$78,763	$79,273

(4)	Funded Indebtedness was as follows:

	June 29, 2013	June 30, 2012
	(Unaudited, in thousands)
Credit facility – revolving line of credit	$0	$0
Credit facility – term B loan	755,723	805,723
Senior unsecured notes	430,000	430,000
Secured notes	2,662	4,013
Capital leases	8,161	7,934
Guarantees	9,192	11,798
Other indebtedness	523	1,071
Insurance bonds	1,205	1,275
Standby letters of credit	2,350	350
	$1,209,816	$1,262,164
Reconciling items to Long-term debt, including current maturities:
Insurance bonds	$(1,205)	$(1,275)
Guarantees	(1,600)	(2,530)
Standby letters of credit	(2,350)	(350)
Guarantee for Lang Fang MK Food Company credit facility	1,047	0
Original issue discount on term B loan	(9,246)	(11,418)
	(13,354)	(15,573)
Long-term debt, including current maturities	$1,196,462	$1,246,591

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2013. As of June 29, 2013, the outstanding balance under the lease was $3.7 million and had an effective interest rate of 3.9%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of June 29, 2013, the outstanding balance was $2.7 million and had an effective interest rate of 3.6%.

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of two municipalities where we have food processing facilities. In September 2012, the City of Wakefield, Nebraska refinanced two bonds related to its wastewater treatment facility. The refinancing resulted in the combination of the remaining balances of the 2005 and 2007 series bonds into a 2012 series bond for $8.5 million at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at June 29, 2013 was approximately $9.2 million.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we expect would be available to us if sought. At June 29, 2013, we had $72.7 million of funds available on our revolving line of credit.

We invested approximately $15.6 million in capital expenditures in the six-month period ended June 29, 2013. Our spending continues to be focused on expanding capacity for higher value-added egg products and maintaining existing production facilities, among other projects. Further capital spending in the remainder of 2013 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

There was no material change in our market risk during the six-month period ended June 29, 2013.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 29 , 2013. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 29, 2013.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as the Second Consolidated Amended Complaint in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; discovery is underway in these matters. The one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court under Kansas state law. Claims against Michael Foods in that particular matter were resolved through a confidential settlement agreement on April 11, 2013.

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict did not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. On April 29, 2013, we filed an appeal of this matter with the U.S. Court of Appeals for the Federal Circuit.  The matter was fully resolved on July 1, 2013 through court-ordered mediation, and the appeal was subsequently dismissed. As of June 29, 2013, we have a liability of $4.5 million for the settlement amount, included in “other current liabilities” and associated restricted cash in “other long-term assets.”

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In

November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We have not recorded a liability for the alleged underbilling as we believe there is no merit in this claim. The Court has assigned this matter to a special master to assist with pre-trial proceedings, including exploration of possible resolution.

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

MICHAEL FOODS GROUP, INC.
		By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr.
(Chairman and Chief Executive Officer)

		By:	/s/ Mark W. Westphal
Mark W. Westphal
(Chief Financial Officer and Senior Vice President)
Date:	August 9, 2013