Form 10-K/A
period 2012-12-29
MICHAEL FOODS GROUP, INC.
filed 2013-11-05
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s common stock is not publicly traded. There were 100 shares of the registrant’s common stock outstanding as of November 5, 2013.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10–K/A is being filed to amend our Annual Report on Form 10–K for the fiscal year ended December 29, 2012, as filed with the Securities and Exchange Commission on March 22, 2013, to revise certifications pursuant to the Sarbanes–Oxley Act of 2002 as Exhibits 31.1 and 31.2. This Amendment does not reflect events occurring after the date of the initial Annual Report on Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the initial Annual Report on Form 10-K, as amended, remains unchanged.

PART IV

ITEM 15—EXHIBITS

3. Exhibits

(b) Exhibits and Exhibit Index

Ex. No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS GROUP, INC.

Date: November 5, 2013	By:	/s/ JAMES E. DWYER, JR.
James E. Dwyer, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2013	By:	/s/ MARK W. WESTPHAL
Mark W. Westphal Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ NICOLE V. AGNEW	November 5, 2013
Nicole V. Agnew (Director)

/s/ ADRIAN M. JONES	November 5, 2013
Adrian M. Jones (Director)

/s/ LEO F. MULLIN	November 5, 2013
Leo F. Mullin (Director)

/s/ GREGG A. OSTRANDER	November 5, 2013
Gregg A. Ostrander (Director)

/s/ KENT R. WELDON	November 5, 2013
Kent R. Weldon (Director)