Form 10-Q/A
period 2013-03-30
MICHAEL FOODS GROUP, INC.
filed 2013-11-05
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of November 5, 2013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10–Q/A is being filed to amend our Quarterly Report on Form 10–Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 13, 2013, to revise certifications pursuant to the Sarbanes–Oxley Act of 2002 as Exhibits 31.1 and 31.2. This Amendment does not reflect events occurring after the date of the initial Quarterly Report on Form 10-Q or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the initial Quarterly Report on Form 10-Q, as amended, remains unchanged.

PART II

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS GROUP, INC.

Date: November 5, 2013	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark W. Westphal
Mark W. Westphal Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)