Form 10-Q/A
period 2013-06-29
MICHAEL FOODS GROUP, INC.
filed 2013-11-05
CIK 1517224

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10–Q/A is being filed to amend our Quarterly Report on Form 10–Q for the quarter ended June 29, 2013, as filed with the Securities and Exchange Commission on August 9, 2013, to revise certifications pursuant to the Sarbanes–Oxley Act of 2002 as Exhibits 31.1 and 31.2.  This Amendment does not reflect events occurring after the date of the initial Quarterly Report on Form 10-Q or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the initial Quarterly Report on Form 10-Q, as amended, remains unchanged.

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