Form 10-Q
period 2013-09-28
MICHAEL FOODS GROUP, INC.
filed 2013-11-12
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of November 12, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	September 28, 2013	December 29, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$39,334	$43,274
Accounts receivable, less allowances	163,656	164,025
Inventories	182,134	153,171
Prepaid expenses and other	14,769	18,445
Total Current Assets	399,893	378,915

Property, Plant and Equipment
Land	10,589	9,589
Buildings and improvements	133,020	128,422
Machinery and equipment	323,285	285,848
Total Property, Plant and Equipment	466,894	423,859
Less accumulated depreciation	203,625	159,195
Property, Plant and Equipment, net	263,269	264,664

Goodwill	829,769	830,017
Intangible assets, net	531,308	554,408
Deferred financing costs	33,620	39,436
Other assets	8,096	7,908
Total Assets	$2,065,955	$2,075,348
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$6,765	$19,833
Accounts payable	96,855	99,184
Accrued liabilities
Compensation	19,418	18,347
Customer programs	32,874	33,547
Interest	17,925	22,920
Other	28,915	32,277
Total Current Liabilities	202,752	226,108
Long-term debt, less current maturities	1,187,893	1,189,570
Deferred income taxes	240,801	253,195
Other long-term liabilities	4,417	6,978
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of September 28, 2013 and December 29, 2012	0	0
Additional paid-in capital	402,714	394,201
Retained earnings	28,058	7,037
Accumulated other comprehensive loss	(680)	(1,741)
Total Shareholder’s Equity	430,092	399,497
Total Liabilities and Shareholder’s Equity	$2,065,955	$2,075,348

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

For the three and nine months ended September 28, 2013 and September 29, 2012

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	$486,926	$470,947	$1,435,547	$1,352,434
Cost of sales	410,840	395,589	1,194,449	1,124,110
Gross profit	76,086	75,358	241,098	228,324
Selling, general and administrative expenses	38,436	40,438	122,312	135,154
Operating profit	37,650	34,920	118,786	93,170
Interest expense, net	21,646	22,426	64,891	68,151
Unrealized (gain) loss on currency transactions	(290)	(780)	617	(696)
Earnings before income taxes and equity in losses of unconsolidated subsidiary	16,294	13,274	53,278	25,715
Income tax expense	5,723	4,332	18,028	8,761
Equity in losses of unconsolidated subsidiary	0	202	788	568
Net earnings	10,571	8,740	34,462	16,386
Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	(1,325)	(1,395)	1,036	693
Foreign currency translation adjustment	111	137	25	248
Other comprehensive income (loss) (see Note A)	(1,214)	(1,258)	1,061	941
Comprehensive income	$9,357	$7,482	$35,523	$17,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the nine months ended September 28, 2013

(Unaudited, in thousands, except shares)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at December 29, 2012	100	$0	$394,201	$7,037	$(1,741)	$399,497
Stock option compensation			1,623			1,623
Capital contributed by parent			59			59
Non-cash capital invested by parent			6,831			6,831
Dividend to parent				(13,441)		(13,441)
Net earnings				34,462		34,462
Other comprehensive income, net of tax					1,061	1,061
Balance at September 28, 2013	100	$0	$402,714	$28,058	$(680)	$430,092

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 28, 2013 and September 29, 2012

(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net earnings	$34,462	$16,386
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,730	51,082
Amortization of intangibles	23,100	23,100
Amortization of deferred financing costs	5,946	5,755
Amortization of original issue discount on long-term debt	1,529	1,524
Deferred income taxes	(9,885)	(16,007)
Non-cash stock option compensation	1,623	1,586
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	15,353	(15,623)
Inventories	(17,800)	(4,633)
Prepaid expenses, income taxes and other	(214)	(2,055)
Accounts payable	(6,512)	(1,556)
Accrued liabilities	(580)	8,484
Net cash provided by operating activities	92,752	68,043
Cash flows from investing activities:
Capital expenditures	(26,964)	(24,225)
Business acquisition (see Note A)	(38,910)	0
Other assets	(610)	0
Net cash used in investing activities	(66,484)	(24,225)
Cash flows from financing activities:
Payments on long-term debt	(16,750)	(7,868)
Capital contributed by parent	59	0
Dividend to parent	(13,441)	(769)
Deferred financing costs	(130)	(118)
Net cash used in financing activities	(30,262)	(8,755)
Effect of exchange rate changes on cash	54	(3)
Net increase (decrease) in cash and equivalents	(3,940)	35,060
Cash and equivalents at beginning of period	43,274	68,118
Cash and equivalents at end of period	$39,334	$103,178
Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$6,831	$214
Non-cash property, plant and equipment under capital lease	0	5,145

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The three and nine-month periods ended September 28, 2013 and September 29, 2012 were 13 and 39-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations and cash flows for the nine-month periods ended September 28, 2013 and September 29, 2012 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

Business Acquisition

On June 27, 2013, we purchased the net assets of Primera Foods Corporation (“Primera”), an egg products processing company, with operations in the Midwest.  The purchase price of $38.9 million was financed through cash from operations.  The acquired net assets, recorded at fair value, include $27.2 million of current assets, primarily accounts receivable and inventory, $4.7 million of current liabilities, primarily accounts payable, and $16.4 million for property, plant and equipment.  We expect to achieve significant synergies and cost reductions through the integration of Primera customers and operations into our egg products division.  The accounting for the purchase has not been finalized. During the three-month period ended September 28, 2013, we made $3.2 million of working capital true-up payments to Primera per the asset purchase agreement. We continue to assess the fair market value of property, plant and equipment purchased and expect final resolution during the fourth quarter of 2013.

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

There was no other accounting pronouncement adopted during the nine-month period ended September 28, 2013 that had a material impact on our financial position, operating results or disclosures.

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

In July 2013, the FASB updated the income taxes guidance for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The guidance is effective for reporting periods beginning after December 15, 2013 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

There were no other new accounting pronouncements issued during the nine-month period ended September 28, 2013 that are expected to have material impacts on our financial position, operating results or disclosures.

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, the interest rate swap contracts are included in the Level 3 fair value measurements as of September 28, 2013 and December 29, 2012. A 1% change in the unobservable input would have an approximately $0.1 million effect on interest expense. Management has elected not to account for these instruments as designated hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities.”

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate Swap Contracts
Balance at December 29, 2012	$8,872
Unrealized loss included in interest expense	559
Settlements	(2,975)
Balance at September 28, 2013	$6,456

The following tables set forth our hedging-related financial assets and liabilities measured on a recurring basis as of the periods ended September 28, 2013 and December 29, 2012 (in thousands):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value Measurements As of September 28, 2013
Assets at fair value:
Commodity contracts—Grain	$0	$0	$0	$0
Commodity contracts—Energy	35	0	35	0
Foreign currency contracts	0	0	0	0
Total assets at fair value	$35	$0	$35	$0
Liabilities at fair value:
Commodity contracts—Grain	$473	$0	$473	$0
Commodity contracts—Energy	0	0	0	0
Foreign currency contracts	71	0	71	0
Interest rate swap contracts	6,456	0	0	6,456
Total liabilities at fair value	$7,000	$0	$544	$6,456

	Fair Value Measurements As of December 29, 2012
Assets at fair value:
Commodity contracts—Grain	$0	$0	$0	$0
Commodity contracts—Energy	0	0	0	0
Total assets at fair value	$0	$0	$0	$0
Liabilities at fair value:
Commodity contracts—Grain	$1,607	$0	$1,607	$0
Commodity contracts—Energy	116	0	116	0
Interest rate swap contracts	8,872	0	0	8,872
Total liabilities at fair value	$10,595	$0	$1,723	$8,872

The carrying amount of our debt (including current maturities) was $1.2 billion as of September 28, 2013 and $1.21 billion as of December 29, 2012. Based on current market rates provided primarily by various bank sources, the fair value of this debt at September 28, 2013 was estimated at $1.24 billion (level 2) and at December 29, 2012 was estimated at $1.26 billion (level 2). Our cash equivalents, accounts receivable, accounts payable and other liabilities’ carrying value approximate fair value.

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

In addition, we use derivative instruments to mitigate some of the risk associated with our foreign currency sales transactions, energy-related needs and interest costs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and an associated amount is recorded in “prepaid expenses and other” current assets. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the periods ended (in thousands):

	Corn Volume (in bushels)		Soybean Meal Volume (in tons)
	September 28, 2013	December 29, 2012	September 28, 2013	December 29, 2012
Commodity Contract	3,810	3,060	29	33

Information on location and amounts of derivative fair values in the condensed consolidated balance sheets is presented below (in thousands):

		Fair Value (1)
		September 28, 2013		December 29, 2012
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$645	$(1,118)	$205	$(1,812)
Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$35	$(0)	$36	$(152)
Foreign currency contracts	Prepaid expenses and other	$0	$(71)	$0	$0
Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(6,456)	$0	$(8,872)

(1)

Amounts represent the gross fair value of derivative assets and liabilities. We net the derivative assets and liabilities for each of our hedging programs, including cash collateral, when a master netting arrangement exists between us and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the condensed consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $95 and $3,519 as of September 28, 2013 and December 29, 2012. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $0 and $185 as of September 28, 2013 and December 29, 2012.

The following table represents the effect of derivative instruments in cash flow hedging relationships on our Condensed Consolidated Statements of Earnings and Comprehensive Income, net of tax for the three and nine-month periods ended September 28, 2013 and September 29, 2012 (in thousands):

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative (1)
	For the three months ended September 28, 2013
Commodity contracts – Grain	$(47)	Cost of sales	$1,278	Cost of sales	$(28)

	For the three months ended September 29, 2012
Commodity contracts – Grain	$1,533	Cost of sales	$2,928	Cost of sales	$452

	For the nine months ended September 28, 2013
Commodity contracts – Grain	$(114)	Cost of sales	$(1,150)	Cost of sales	$(47)

	For the nine months ended September 29, 2012
Commodity contracts – Grain	$1,861	Cost of sales	$1,168	Cost of sales	$(109)

(1)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the three or nine-month periods ended September 28, 2013 and September 29, 2012.

The following table represents the effect of derivative instruments not designated as hedging instruments on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine-month periods ended September 28, 2013 and September 29, 2012 (in thousands):

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Three Months Ended		Nine Months Ended
		2013	2012	2013	2012
		Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$585	$865	$(84)	$472
Foreign currency contracts	General and administrative expense	$(71)	$0	$(71)	$0
Interest rate swap contracts	Interest expense	$(283)	$(513)	$(559)	$(2,162)

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	September 28, 2013	December 29, 2012
Unrealized loss on cash flow hedges	$(165)	$(1,201)
Foreign currency translation	(515)	(540)
Accumulated other comprehensive income (loss)	$(680)	$(1,741)

Changes in Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of the components of other comprehensive income and the related tax effects for the three and nine-month periods ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Unrealized gain (loss) on cash flow hedges, before tax	$(2,091)	$(2,205)	$1,638	$1,072
Tax expense (benefit)	(766)	(810)	602	379
Unrealized gain (loss) on cash flow hedges, net of tax	(1,325)	(1,395)	1,036	693
Foreign currency translation	111	137	25	248
Other comprehensive income (loss)	$(1,214)	$(1,258)	$1,061	$941

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments, net of tax, out of accumulated other comprehensive income (loss), by component, that were included in net earnings for the three and nine-month periods ended September 28, 2013 (in thousands):

	Three Months Ended September 28, 2013	Nine Months Ended September 28, 2013
			Classification In Earnings

Cash flow hedges, net of tax	$(1,278)	$1,150	Cost of sales

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

Joint Venture

As of September 28, 2013, we have invested $2 million, our 50% share of the capital funding of a joint venture, in MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company. In July 2012, we and our joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. The letters of credit were established as a guarantee for a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. At September 28, 2013, Lang Fang MK Food Company Ltd. had $2 million outstanding under its credit facility and we have recorded our portion of the guarantee, approximately $1 million, as part of long-term debt. We account for the joint venture under the equity method of accounting.  The joint venture facility has ceased operations.

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity. The costs included in our flock inventory include the costs of the chicks, the feed fed to the birds, and the labor and overhead costs incurred to operate the pullet facilities until the birds are transferred into the laying facilities, at which time their cost is amortized to operations, as cost of goods sold, over their expected useful lives of one to two years.

Inventories consisted of the following as of the periods ended (in thousands):

	September 28, 2013	December 29, 2012
Raw materials and supplies	$28,252	$28,989
Work in process and finished goods	122,272	88,353
Flocks	31,610	35,829
Total inventories	$182,134	$153,171

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict did not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. On April 29, 2013, we filed an appeal of this matter with the U.S. Court of Appeals for the Federal Circuit.  The matter was fully resolved on July 1, 2013 through court-ordered mediation, and the appeal was subsequently dismissed.  In late July, 2013 we paid the $4.5 million settlement amount.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, of $6,831,000 and $214,000 in the nine-month periods ended September 28, 2013 and September 29, 2012, related to the tax benefit the Company receives on our parent’s interest expense and tax amortization deductions due to filing a consolidated Federal tax return.

We are responsible for servicing Michael Foods Holding, Inc. senior PIK notes.  On July 15, 2013, we paid a $13,441,000 dividend to Michael Foods Holding, Inc. to make its semi-annual interest payment on the notes.

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

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments. The allocation impacts the operating profit reported by each segment. This allocation change increased the operating profit for the Cheese and Other Dairy-Case Products segment and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit by segment for the three and nine-month periods ended September 29, 2012 have been restated to reflect the allocation change.

Certain financial information on operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate	Total
Three months ended September 28, 2013
External net sales	$366,351	$41,336	$79,239	$0	$486,926
Operating profit (loss)	30,066	4,357	5,771	(2,544)	37,650
Depreciation and amortization	17,986	2,901	1,728	1	22,616

Three months ended September 29, 2012
External net sales	$339,242	$38,033	$93,672	$0	$470,947
Operating profit (loss)	28,215	4,475	5,320	(3,090)	34,920
Depreciation and amortization	20,274	2,817	1,810	1	24,902

Nine months ended September 28, 2013
External net sales	$1,055,179	$123,190	$257,178	$0	$1,435,547
Operating profit (loss)	95,871	13,470	17,600	(8,155)	118,786
Depreciation and amortization	54,791	8,758	5,278	3	68,830

Nine months ended September 29, 2012
External net sales	$960,148	$109,862	$282,424	$0	$1,352,434
Operating profit (loss)	81,782	10,113	20,279	(19,004)	93,170
Depreciation and amortization	60,296	8,451	5,431	4	74,182

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

The following condensed consolidating financial information presents our consolidated balance sheets as of September 28, 2013 and as of December 29, 2012, and the condensed consolidating statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 28, 2013 and September 29, 2012 and cash flows for the nine-month periods ended September 28, 2013 and September 29, 2012. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

September 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$38,881	$453	$0	$39,334
Accounts receivable, less allowances	0	158,597	5,059	0	163,656
Intercompany receivable (payable)	(18,314)	22,925	(4,611)	0	0
Inventories	0	175,257	6,877	0	182,134
Prepaid expenses and other	4,801	9,667	301	0	14,769
Total current assets	(13,513)	405,327	8,079	0	399,893
Property, Plant and Equipment—net	0	253,957	9,312	0	263,269
Goodwill	0	822,960	6,809	0	829,769
Intangibles and other assets	789,345	556,274	0	(772,595)	573,024
Investment in subsidiaries	864,159	(3,757)	0	(860,402)	0
Total assets	$1,639,991	$2,034,761	$24,200	$(1,632,997)	$2,065,955
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$0	$5,820	$945	$0	$6,765
Accounts payable	0	93,921	2,934	0	96,855
Accrued liabilities	22,029	74,101	3,002	0	99,132
Total current liabilities	22,029	173,842	6,881	0	202,752
Long-term debt, less current maturities	1,176,972	762,591	20,925	(772,595)	1,187,893
Deferred income taxes	6,481	234,181	139	0	240,801
Other long-term liabilities	4,417	0	0	0	4,417
Shareholder’s equity	430,092	864,147	(3,745)	(860,402)	430,092
Total liabilities and shareholder’s equity	$1,639,991	$2,034,761	$24,200	$(1,632,997)	$2,065,955

Condensed Consolidating Balance Sheets

December 29, 2012

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,274	$0	$0	$43,274
Accounts receivable, less allowances	0	163,040	1,519	(534)	164,025
Inventories	0	145,011	8,160	0	153,171
Prepaid expenses and other	4,036	14,342	67	0	18,445
Total current assets	4,036	365,667	9,746	(534)	378,915
Property, Plant and Equipment—net	0	253,605	11,059	0	264,664
Goodwill	0	822,959	7,058	0	830,017
Intangibles and other assets	805,161	580,103	0	(783,512)	601,752
Investment in subsidiaries	816,656	(1,334)	0	(815,322)	0
Total assets	$1,625,853	$2,021,000	$27,863	$(1,599,368)	$2,075,348
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$10,000	$8,867	$966	$0	$19,833
Accounts payable	0	96,342	3,376	(534)	99,184
Accrued liabilities	26,789	78,113	2,189	0	107,091
Total current liabilities	36,789	183,322	6,531	(534)	226,108
Long-term debt, less current maturities	1,175,443	774,774	22,865	(783,512)	1,189,570
Deferred income taxes	7,146	245,928	121	0	253,195
Other long-term liabilities	6,978	0	0	0	6,978
Shareholder’s equity	399,497	816,976	(1,654)	(815,322)	399,497
Total liabilities and shareholder’s equity	$1,625,853	$2,021,000	$27,863	$(1,599,368)	$2,075,348

Condensed Consolidating Statements of Operations

And Comprehensive Income

Three months ended September 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$476,076	$12,051	$(1,201)	$486,926
Cost of sales	0	400,784	11,257	(1,201)	410,840
Gross profit	0	75,292	794	0	76,086
Selling, general and administrative expenses	0	37,777	659	0	38,436
Operating profit	0	37,515	135	0	37,650
Interest expense, net	13,416	7,845	385	0	21,646
Unrealized gain on currency transactions	0	(290)	0	0	(290)
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,416)	29,960	(250)	0	16,294
Equity in earnings (loss) of subsidiaries	19,062	(258)	0	(18,804)	0
Income tax expense (benefit)	(4,925)	10,640	8	0	5,723
Net earnings (loss)	$10,571	$19,062	$(258)	$(18,804)	$10,571
Comprehensive income (loss)	$10,571	$18,015	$(425)	$(18,804)	$9,357

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

Condensed Consolidating Statements of Operations

And Comprehensive Income

Nine months ended September 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,404,203	$34,954	$(3,610)	$1,435,547
Cost of sales	0	1,163,945	34,114	(3,610)	1,194,449
Gross profit	0	240,258	840	0	241,098
Selling, general and administrative expenses	0	120,480	1,832	0	122,312
Operating profit (loss)	0	119,778	(992)	0	118,786
Interest expense, net	40,115	23,594	1,182	0	64,891
Unrealized loss on currency transactions	0	617	0	0	617
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(40,115)	95,567	(2,174)	0	53,278
Equity in earnings (loss) of subsidiaries	59,882	(2,195)	0	(57,687)	0
Income tax expense (benefit)	(14,695)	32,702	21	0	18,028
Equity in losses of unconsolidated subsidiary	0	788	0	0	788
Net earnings (loss)	$34,462	$59,882	$(2,195)	$(57,687)	$34,462
Comprehensive income (loss)	$34,462	$60,610	$(1,862)	$(57,687)	$35,523

Condensed Consolidating Statements of Operations

And Comprehensive Income

Nine months ended September 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,319,971	$36,581	$(4,118)	$1,352,434
Cost of sales	0	1,091,095	37,133	(4,118)	1,124,110
Gross profit (loss)	0	228,876	(552)	0	228,324
Selling, general and administrative expenses	0	133,013	2,141	0	135,154
Operating profit (loss)	0	95,863	(2,693)	0	93,170
Interest expense, net	41,423	25,622	1,106	0	68,151
Unrealized gain on currency transactions	0	(696)	0	0	(696)
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(41,423)	70,937	(3,799)	0	25,715
Equity in earnings (loss) of subsidiaries	42,585	(3,824)	0	(38,761)	0
Income tax expense (benefit)	(15,224)	23,960	25	0	8,761
Equity in losses of unconsolidated subsidiary	0	568	0	0	568
Net earnings (loss)	$16,386	$42,585	$(3,824)	$(38,761)	$16,386
Comprehensive income (loss)	$16,386	$43,784	$(4,082)	$(38,761)	$17,327

Condensed Consolidating Statements of Cash Flows

Nine months ended September 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(18,242)	$109,308	$1,686	$92,752

Cash flows from investing activities:
Capital expenditures	0	(26,149)	(815)	(26,964)
Business acquisition	0	(38,910)	0	(38,910)
Other assets	0	(610)	0	(610)
Net cash used in investing activities	0	(65,669)	(815)	(66,484)

Cash flows from financing activities:
Payments on long-term debt	(10,000)	(5,911)	(839)	(16,750)
Deferred financing costs	(130)	0	0	(130)
Capital contributed by parent	59	0	0	59
Dividend to parent	(13,441)	0	0	(13,441)
Dividend from subsidiaries	41,754	(42,121)	367	0
Net cash provided by (used in) financing activities	18,242	(48,032)	(472)	(30,262)
Effect of exchange rate changes on cash	0	0	54	54
Net increase (decrease) in cash and equivalents	0	(4,393)	453	(3,940)
Cash and equivalents at beginning of period	0	43,274	0	43,274
Cash and equivalents at end of period	$0	$38,881	$453	$39,334

Condensed Consolidating Statements of Cash Flows

Nine months ended September 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(31,902)	$98,950	$995	$68,043

Cash flows from investing activities:
Capital expenditures	0	(22,857)	(1,368)	(24,225)
Net cash used in investing activities	0	(22,857)	(1,368)	(24,225)

Cash flows from financing activities:
Payments on long-term debt	(1,077)	(5,598)	(1,193)	(7,868)
Deferred financing costs	(118)	0	0	(118)
Dividend to parent	(769)	0	0	(769)
Dividend from subsidiaries	33,866	(35,581)	1,715	0
Net cash provided by (used in) financing activities	31,902	(41,179)	522	(8,755)
Effect of exchange rate changes on cash	0	0	(3)	(3)
Net increase in cash and equivalents	0	34,914	146	35,060
Cash and equivalents at beginning of period	0	68,118	0	68,118
Cash and equivalents at end of period	$0	$103,032	$146	$103,178

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 18% higher in the first nine months of 2013 than in the comparable 2012 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 9% and increased approximately 1%, respectively, in the first nine months of 2013 as compared to the comparable 2012 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The average commodity block cheese prices in the first nine months of 2013 were up 7% year-over-year.

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

Results of Operations

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments. The allocation impacts the operating profit reported by each segment. This change increased the operating profit for the Cheese and Other Dairy-Case Products segment, and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit comparative discussion below reflects, and the amounts for the September 29, 2012 three and nine-month periods have been restated to reflect the allocation change. Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three and nine-month periods ended September 28, 2013 and September 29, 2012.

Three Months Ended September 28, 2013 as Compared to Three Months Ended September 29, 2012

Net Sales. Net sales for 2013 increased approximately $16 million, or 3.4%, to $486.9 million from $470.9 million in 2012. The increased net sales reflected volume growth of 5.2% with gains in our egg and refrigerated potato product segments offset by a reduction in volumes in our cheese and dairy-case segment.

Egg Products Division Net Sales. External net sales for 2013 increased approximately $27.1 million, or 8%. The net sales increase is primarily due to a 6.6% increase in volume, which was seen in all the distribution channels.Foodservice and Food Ingredient volumes were favorably impacted as a result of the Primera acquisition made effective June 27, 2013. Primera accounted for approximately 97% of the 6.6% volume increase.  Pass-through of input costs which were higher due to increased commodity costs between periods also contributed to the net sales increase.

Refrigerated Potato Products Division Net Sales. External net sales for 2013 increased approximately $3.3 million, or 8.7%. The net sales increase is primarily due to a 12.6% increase in volume, driven by strong foodservice growth. Volumes in our retail business decreased 4.8% as a result of promotional timing between periods.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2013 decreased approximately $14.4 million, or 15.4%. The net sales decrease reflected volume decreases of 17% due to significant competitive pricing activity in branded cheese and reduced distribution in our private-label cheese and butter businesses. The lower sales decline compared to the volume was due to product mix within the remaining business.

Cost of Sales. Cost of sales for 2013 increased approximately $15.2 million, or 3.9%, to $410.8 million from $395.6 million in 2012. The increased cost of sales reflected volume growth of 5.2% as noted above.  The smaller increase in cost of sales is due to volume mix between product divisions during the quarter, with the larger decline in the cheese and dairy product segment offsetting the slightly higher costs in the egg and potato product segments.

Egg Products Division Cost of Sales. Cost of sales for 2013 increased approximately $25.5 million, or 8.9%. The cost of sales increase is primarily due to a 6.6% increase in volume.  The higher increase compared to volume was due primarily to an increase in market related egg purchases (particularly egg whites) as market egg costs (as measured by Urner Barry Publications) were up 4.5% compared to last year.

Refrigerated Potato Products Division Cost of Sales. Cost of sales for 2013 increased approximately $4.1 million, or 15.2%. The cost of sales increase is primarily due to a 12.6% increase in volume.  The higher increase compared to volumes was due primarily to an increase in raw potato costs between periods.

Cheese & Other Dairy-Case Products Division Cost of Sales. Cost of sales for 2013 decreased approximately $14.4 million, or 17.4%. The cost of sales decrease reflected volume decreases of 17% as noted above. The slightly larger decline compared to volume was due to lower commodity prices between periods with cheese costs down 3% between periods.

Gross Profit. Gross profit for 2013 increased $0.7 million, or 1%, to $76.1 million from $75.4 million in 2012. Our gross profit margin decreased to 15.6% in 2013 as compared to 16% in 2012. The decrease in the gross margin percentage was due to a very competitive pricing environment preventing us from passing through all of our input cost increases, especially in the retail distribution channel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2013 were down to $38.4 million from $40.4 million in 2012, primarily as a result of reduced marketing and compensation related costs compared to the prior year.

Operating Profit. Operating profit for 2013 increased approximately $2.8 million, or 7.8%, to $37.7 million from $34.9 million in 2012. The increase in operating profit for 2013 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2013 increased approximately $1.9 million, or 6.6%, to $30.1 million from $28.2 million in 2012. The increase was mainly a result of volume growth as margins were constrained by the competitive pricing environment, particularly in the retail channel.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2013 decreased approximately $0.1 million, or 2.6%, to $4.4 million from $4.5 million in 2012 due to higher raw potato costs and sales channel mix.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2013 increased approximately $0.5 million, or 8.5%, to $5.8 million from $5.3 million in 2012. The increase was mainly due to a reduction in marketing spend between years as we choose to rationalize our spending given the heavy promotion environment occurring in cheese.

Interest Expense. Interest expense decreased to $21.6 million in 2013 from approximately $22.4 million in 2012 mainly due to a reduction in unrealized losses related to interest rate swaps to $0.3 million compared to $0.5 million in 2012 and to lower debt levels in 2013.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 35.1% for 2013 compared to approximately 32.6% in 2012. The effective tax rate was affected by the level of income for the period, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

Nine Months Ended September 28, 2013 as Compared to Nine Months Ended September 29, 2012

Net Sales. Net sales for 2013 increased approximately $83.1 million, or 6.1%, to $1,435.5 million from $1,352.4 million in 2012. The increased net sales reflected volume growth of 3.3% with gains in our egg and refrigerated potato product business segments and price pass-through of higher commodity costs.

Egg Products Division Net Sales. External net sales for 2013 increased approximately $95 million, or 9.9%. The net sales increase is due to a 3.3% increase in volume, which was seen across all distribution channels.  Foodservice and Food Ingredient volumes were favorably impacted as a result of the Primera acquisition made effective June 27, 2013. Primera accounted for approximately 67% of the 3.3% volume increase. Pass-through of input costs which were higher due to increased commodity costs between periods also contributed to the net sales increase.

Refrigerated Potato Products Division Net Sales. External net sales for 2013 increased approximately $13.3 million, or 12.1%. The net sales increase is primarily due to a 14% increase in volume, driven primarily by strong foodservice growth.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2013 decreased approximately $25.2 million, or 8.9%. The net sales decrease reflected volume decreases of 12.2% due to significant competitive pricing activity in branded cheese and reduced distribution in our private-label cheese and butter businesses. The lower sales decline compared to volume was due to the pricing impact of higher commodity prices between periods.

Cost of Sales. Cost of sales for 2013 increased approximately $70.3 million, or 6.3%, to $1,194.4 million from $1,124.1 million in 2012. The increased cost of sales reflected volume growth of 3.3% and higher commodity input costs across the business.

Egg Products Division Cost of Sales. Cost of sales for 2013 increased approximately $81.2 million, or 10.1%. The cost of sales increase is due to a 3.3% increase in volume and increased commodity costs between periods due primarily to an increase in market related egg purchases (particularly egg whites) as market egg costs (as measured by Urner Barry Publications) were up 15% compared to last year.

Refrigerated Potato Products Division Cost of Sales. Cost of sales for 2013 increased approximately $11 million, or 14%. The cost of sales increase is primarily due to a 14% increase in volume.

Cheese & Other Dairy-Case Products Division Cost of Sales. Cost of sales for 2013 decreased approximately $21.9 million, or 9%. The cost of sales decrease reflected volume decreases of 12.2%, offset somewhat by higher commodity cheese costs between periods, which were up 7%.

Gross Profit. Gross profit for 2013 increased $12.8 million, or 5.6%, to $241.1 million from $228.3 million in 2012. Our gross profit margin was 16.8% in 2013 and 16.9% in 2012.  The slight decline in gross profit margin was due to the competitive pricing environment preventing us from fully pricing the higher commodity input costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2013 were down $12.9 million, to $122.3 million from $135.2 million in 2012, primarily as a result of reduced legal costs in 2013 compared to the 2012 period which included a $5.8 million reserve with respect to damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation and other legal costs (see Note C to the condensed consolidated financial statements).  The $5.8 million jury award and various awarded costs was reduced through a mediation process in July 2013 to $4.5 million.  The $1.3 million reduction is reflected in the 2013 period as an expense reduction.  The 2013 period also reflects reduced marketing and compensation related costs.

Operating Profit. Operating profit for 2013 increased approximately $25.6 million, or 27.5%, to $118.8 million from $93.2 million in 2012. The increase in operating profit for 2013 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2013 increased approximately $14.1 million, or 17.2%, to $95.9 million from $81.8 million in 2012. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2013 increased approximately $3.4 million, or 33.2%, to $13.5 million from $10.1 million in 2012. The increase was mainly a result of volume growth, efficient plant operations and lower casualty insurance related costs.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2013 decreased approximately $2.7 million, or 13.2%, to $17.6 million from $20.3 million in 2012. The decrease was mainly a result of volume decreases and increased cheese and butter costs that could not be passed on to customers due to significant competitive pricing activity, especially in branded cheese.

Interest Expense. Interest expense decreased to $64.9 million in 2013 from approximately $68.2 million in 2012, mainly due to a reduction in unrealized losses related to interest rate swaps to $0.6 million compared to $2.2 million in 2012 and lower debt levels in 2013.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 33.8% for 2013 compared to approximately 34.1% in 2012. The effective tax rate was affected by the level of income for the period, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate. The effective rate for 2013 was also favorably impacted by the enactment of the American Taxpayer Relief Act of 2012 (the “Act”), which was enacted in the first quarter of 2013. The Act retroactively reinstated, back to the beginning of 2012, the research and development and work opportunity tax credits. The impact of the Act was recorded in the first quarter of 2013.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, bank borrowings and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions and capital expenditures have been a significant use of capital. We plan to continue to invest in advanced production facilities to maintain our competitive position.

The cash flow of approximately $92.8 million provided by operating activities in the nine-month period ended September 28, 2013 reflects cash earnings generation and a decrease in the use of working capital, mainly improved receivable collection, offset by inventory growth and the higher payout of incentive compensation. The cash flow of approximately $68 million provided by operating activities in the nine-month period ended September 29, 2012 primarily reflects lower cash earnings generation and higher use of working capital.

The cash flow of approximately $65.9 million used in investing activities in the nine-month period ended September 28, 2013 was for the acquisition of the assets of Primera Foods Corporation and capital expenditures.  Additionally, in August 2013, we were required to increase, by $610,000, the level of guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims via an escrow collateral money market account, classified as restricted cash in “long-term other assets.”  For the nine-month period ended September 29, 2012, the cash used in investing activities was all capital expenditures.

The cash flow of approximately $30.3 million used in financing activities for the nine-month period ended September 28, 2013 reflects a $13.4 million cash dividend to Michael Foods Holding, Inc. to make the required interest payment on its senior PIK notes, a $10 million term B loan prepayment and other scheduled debt payments. The cash flow of approximately $8.8 million used in financing activities for the nine-month period ended September 29, 2012 reflects mainly scheduled debt payments.

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

On December 18, 2012, Michael Foods Holding, Inc. issued $275 million senior PIK notes which accrue cash interest at a rate of 8.5%, with the option to PIK interest at a rate of 9.25%. Although we do not guarantee the notes, as a wholly owned subsidiary of the issuer, we are responsible for servicing the notes. During the period ended September 28, 2013, we paid a $13.4 million cash dividend to Michael Foods Holding, Inc. for its use in paying the semi-annual interest payment.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and 9.75% senior notes as of September 28, 2013.

We use Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit agreement:

	Twelve Months Ended
	September 28, 2013	September 29, 2012
(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (2)	$259,869	$246,406
Consolidated Interest Charges (3)	79,342	78,839
Interest Coverage Ratio	3.28x	3.13x
Minimum Permitted Interest Coverage Ratio	1.90x	1.90x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$1,207,072	$1,266,196
Less: Cash and equivalents (Maximum $75,000) (1)	(39,334)	(75,000)
	$1,167,738	$1,191,196
Adjusted EBITDA (2)	259,869	246,406
Leverage Ratio	4.49x	4.83x
Maximum Permitted Leverage Ratio	6.50x	7.00x

(1)

The credit agreement limits the cash and equivalents offset to $75 million. For the 2012 period, our net debt was $1,163,018 (reduced by cash and equivalents of $103,178) and the leverage ratio was 4.72x as of September 29, 2012.

(2)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited, in thousands)
Net earnings	$48,170	$35,706
Unrealized (gain) loss on currency transactions (a)	873	(1,062)
Consolidated net earnings	49,043	34,644
Interest expense	87,185	89,858
Income tax expense	21,791	10,098
Depreciation and amortization	92,294	97,803
Non-cash and stock option compensation	2,158	2,115
Unusual charges (b)	(1,342)	5,842
Costs associated with debt issuance	224	0
Costs associated with permitted acquisition	246	0
Costs associated with unconsummated acquisitions	1,832	0
Realized (gain) loss upon the disposition of property not in the ordinary course of business	(645)	324
Equity sponsor management fee	2,546	2,412
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	472	563
Non-cash other expenses (c)	0	3,275
Projected acquisition synergies (d)	4,500	0
Unusual gain	(943)	0
Unrealized (gain) loss on swap contracts	508	(528)
Adjusted EBITDA, as defined in the credit agreement	$259,869	$246,406

(a)	The unrealized loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.

(b)	The unusual charges relate to the jury award and subsequent mediated settlement in the National Pasteurized Eggs, Inc. litigation (see Note C to the condensed consolidated financial statements).

(c)

For the 2012 period, the non-cash other expenses reflects an adjustment of inventory related to prior period activity, which was recorded in the fourth quarter of 2011 as it was not material to any prior period impacted or to 2011.

(d)	Includes projected reductions in production costs and selling, general and administrative expenses as we integrate Primera customers and operations into our egg products division.

(3)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended
	September 28, 2013	September 29, 2012
	(Unaudited, in thousands)
Gross interest expense	$87,452	$90,282
Plus:
Cash settlements on interest rate swaps	2,975	0
Minus:
Amortization of financing costs	10,316	9,798
Non-cash mark-to-market on interest rate swaps	769	1,645
Consolidated interest charges	$79,342	$78,839

(4)	Funded Indebtedness was as follows:

	September 28, 2013	September 29, 2012
	(Unaudited, in thousands)
Credit facility – revolving line of credit	$0	$0
Credit facility – term B loan	755,723	805,723
Senior unsecured notes	430,000	430,000
Secured notes	2,325	3,675
Capital leases	7,084	11,882
Guarantees	7,512	10,242
Other indebtedness	533	1,119
Insurance bonds	1,545	1,205
Standby letters of credit	2,350	2,350
	$1,207,072	$1,266,196
Reconciling items to Long-term debt, including current maturities:
Insurance bonds	$(1,545)	$(1,205)
Guarantees	(815)	(1,775)
Standby letters of credit	(2,350)	(2,350)
Guarantee for Lang Fang MK Food Company credit facility	1,047	0
Original issue discount on term B loan	(8,751)	(10,911)
	(12,414)	(16,241)
Long-term debt, including current maturities	$1,194,658	$1,249,955

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2013. As of September 28, 2013, the outstanding balance under the lease was $2.6 million and had an effective interest rate of 3.9%. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of September 28, 2013, the outstanding balance was $2.3 million and had an effective interest rate of 3.6%.

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of two municipalities where we have food processing facilities. In September 2012, the City of Wakefield, Nebraska refinanced two bonds related to its wastewater treatment facility. The refinancing resulted in the combination of the remaining balances of the 2005 and 2007 series bonds into a 2012 series bond for $8.5 million at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at September 28, 2013 was approximately $7.5 million.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we expect would be available to us if sought. At September 28, 2013, we had $72.7 million of funds available on our revolving line of credit.

We invested approximately $27 million in capital expenditures in the nine-month period ended September 28, 2013. Our spending continues to be focused on expanding capacity for higher value-added egg products and maintaining existing production facilities, among other projects. Further capital spending in the remainder of 2013 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the nine-month period ended September 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 28 , 2013. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 28, 2013.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June, 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages. The verdict did not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April, 2010. On April 29, 2013, we filed an appeal of this matter with the U.S. Court of Appeals for the Federal Circuit.  The matter was fully resolved on July 1, 2013 through court-ordered mediation, and the appeal was subsequently dismissed. In late July, 2013, we paid the $4.5 million settlement amount.

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

MICHAEL FOODS GROUP, INC.
		By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Mark W. Westphal
Mark W. Westphal
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 12, 2013