Form 10-K
period 2013-12-28
MICHAEL FOODS GROUP, INC.
filed 2014-03-21
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s common stock is not publicly traded. There were 100 shares of the registrant’s common stock outstanding as of March 21, 2014.

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

GENERAL

We are a diversified producer and distributor of food products in three segments—egg products, refrigerated potato products and cheese and other dairy case products. We produce and distribute egg products to the foodservice, retail and food ingredient markets. We produce and distribute refrigerated potato products to the foodservice and retail grocery markets in North America. We market a broad line of refrigerated grocery products to U.S. retail grocery outlets, including branded and private-label cheese, bagels, butter, muffins and ethnic foods.

Our major customers include leading foodservice distributors, restaurant chains and major retail grocery chains. Sales to Sysco Corporation and U.S. Foods represented 18% and 13% respectively, of our consolidated net sales for 2013; no other customer made up more than 10%.

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

SEGMENTS

See Note M to the consolidated financial statements included elsewhere in this Form 10-K for financial data with respect to business segments.

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

In 2013, the division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs that are sold at retail. Pricing for shell eggs and certain egg products, including short shelf-life liquid, and certain dried and frozen products, reflects levels reported by Urner Barry, a recognized industry publication. Prices of higher value-added products, such as precooked, extended shelf-life liquid eggs, low/no cholesterol, natural/organic and cage-free eggs, typically are not significantly affected by Urner Barry quoted price levels. Approximately 65% of the division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market.

The division’s egg-processing plants are located in Iowa, Minnesota, Nebraska, New Jersey, Pennsylvania and Manitoba, Canada. Certain of the division’s facilities are fully integrated, from the production and maintenance of laying flocks through the processing of egg products. In 2013, approximately 25% of the division’s egg needs were satisfied by production from our own hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent on the cost of feed. Additionally, for an increasing portion of eggs purchased under third-party procurement contracts, egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon underlying feed costs. For eggs purchased in the spot market, egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have been less volatile than egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

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

Customers: The division has long-standing preferred supplier relationships with many of its customers. The division’s customers include major broad-line foodservice distributors and national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers broad product selection, large-scale multi-plant manufacturing capabilities and specialized service. The division’s major customers in each of its market channels include leading foodservice distributors, national restaurant chains, major retail grocery store chains and major food processors.

Competition: The egg-processing industry is very competitive, due to the large number of national players, the wide variety of product offerings, and the fact that further-processed egg products compete with shell eggs. Cargill Kitchen Solutions, a division of Cargill, Incorporated, is our largest higher value-added egg products competitor. We also compete with other egg products processors, including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Rembrandt Enterprises, Inc. and ConAgra Foods, Inc.

Trademarks: The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “ Better ’n Eggs® ,” “ All Whites®,” “ Papetti’s® , ” “Abbotsford Farms®, ” “Inovatech®, ” “Excelle®,” “Trilogy®” and “Emulsa®.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs®” trade name and hardcooked and precooked egg products are marketed using the “Table Ready®” trade name.

Refrigerated Potato Products Division

General: Refrigerated potato products are produced and sold by our wholly owned subsidiaries Northern Star Co. and Farm Fresh Foods, Inc. to both the foodservice and retail markets. The division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2013, approximately 46% of the division’s net sales were to the retail market, with 54% to the foodservice market. The division sells refrigerated potato products in the United States in the retail grocery market, where they are marketed under the Simply Potatoes® brand, and in the foodservice market, where we recently cross-branded our products as Simply Potatoes® from Northern Star® . Due to their freshness and quality, refrigerated potato products are generally sold at higher price points than frozen or dehydrated potato products.

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

Customers: The division leverages existing relationships with national foodservice distributor customers of the Egg Products Division, resulting in many of the division’s top customers being long-standing customers of the Egg Products Division. The division’s largest customers include major foodservice distributors, restaurant chains and major retail grocery store chains.

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

Cheese & Other Dairy-Case Products Division

General: Our Cheese & Other Dairy-Case Products Division markets a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. The division’s strategy is to offer quality branded products at a good value relative to national brands. Our Crystal Farms® brand cheese is positioned in the “mid-tier” pricing category and is priced below national brands such as Kraft and Sargento, and above store brands (private label). The division’s refrigerated products, which consist principally of cheese, bagels, butter, muffins, and ethnic foods, are supplied by various vendors, to our specifications. Cheese accounted for approximately 84% of the division’s 2013 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms® brand cheese business and for various private-label customers.

The division continues to expand its market area using both company-owned and leased facilities and independent distributors. The division’s market area is the United States, with a large customer concentration in the central United States. We sell our products to a large number of retail stores, a majority of which are served via customers’ warehouses. The division also maintains a fleet of refrigerated tractor-trailers to deliver products to its retail customers from nine distribution centers centrally located in its key marketing areas.

Customers: The division has customer relationships with large grocery chains that rely on us to deliver a variety of dairy-case products in a timely and efficient manner. The division serves a large number of retail locations, inclusive of stores receiving products through warehouse delivery.

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

FOOD SAFETY

We take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous USDA inspection at many facilities, we have instituted company-wide quality systems that address topics such as supplier control; ingredient, packaging and product specifications; preventive maintenance; pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points (“HACCP”) plan that identifies critical pathways for contaminants and mandates control measures to prevent, eliminate or reduce relevant food-borne hazards. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures that allow us to act quickly to reduce the risk of consumption of any product that we suspect may pose a health issue.

We maintain general liability insurance, including product liability coverage, which we believe to be sufficient to cover potential liabilities.

We have also implemented the Safe Quality Food (“SQF”) program at all of our facilities. SQF is a fully integrated food safety and quality management protocol designed specifically for the food sector. The SQF code, based on universally accepted CODEX Alimentarius, HACCP guidelines and the Global Food Safety Initiative (GFSI) standards, offers a comprehensive methodology to manage food safety and quality simultaneously. SQF certification provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards. All of our facilities are SQF level III certified, with the exception of one egg products facility, our Britt, Iowa facility purchased in June 2013.  We expect the Britt facility to achieve certification in the second quarter of 2014.

GOVERNMENT REGULATION

We are subject to federal and state regulations relating to quality, product labeling, waste and wastewater disposal and other aspects of our operations. We are also subject to U.S. Department of Agriculture (“USDA”) and Food and Drug Administration (“FDA”) regulations regarding quality, labeling and sanitary control. Our Egg Products Division processing plants that break eggs, and some of our other egg-processing operations, are subject to continuous on-site USDA inspection. Our other processing plants are subject to periodic inspection by the USDA, FDA and/or state regulatory authorities, such as state departments of agriculture. Additionally, following the recent adoption of the Food Safety Modernization Act, the FDA is developing additional regulations focused on prevention of food contamination, more frequent inspection of high-risk facilities, increased record-keeping and improved tracing of food. As a result of our efforts, we believe we are currently in material compliance with all environmental regulations and requirements.

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

EMPLOYEES

At December 28, 2013, we had 3,675 employees. The Egg Products Division had 2,471 full-time and 210 part-time employees, none of whom are represented by a union. The Refrigerated Potato Products Division employed 322 persons, 237 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The union contract term is through December 31, 2017. The Cheese & Other Dairy-Case Products Division employed 426 persons, none of whom are represented by a union. Our corporate, sales, supply chain, logistics and information systems groups collectively had 246 employees. We believe our employee relations to be in good standing.

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

Our business and results of operations may be materially adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions may impact our business in a number of ways, resulting in:

•	a decrease in away-from-home food consumption, which may adversely affect demand for our products in the foodservice channel;
•	a shift in consumer purchases to lower-priced private label or other value offerings;
•	a decrease in the financial stability of our customers or suppliers; and
•

increased costs of or difficulty in obtaining financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Our operating results are significantly affected by egg, potato and cheese market prices, the prices of other raw materials, such as grain, and energy and energy-related costs.

Our operating results are significantly affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary grains fed to laying hens. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, results of operations and financial condition. In general, the pricing of eggs is affected by a relative inelasticity of supply and demand, often resulting in small changes in production or demand having a large effect on prices. Our operating profit tends to be adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We can experience similar negative effects on our results of operations because of increases in the prices of potatoes and cheese. Although we can take steps to mitigate the effects of changes in our raw material costs, fluctuations in prices are outside our control. For example, the prices of corn and soybean meal rose dramatically from the summer of 2006 through the summer of 2008, in late 2010, during all of 2011 and again in late 2012, remaining high throughout much of 2013. With the rapid rise in grain costs, we were unable to adjust our egg products prices rapidly or sufficiently enough to offset the significant raw material cost increases in those periods. Our operating results can also be affected by other input costs such as energy and energy-related costs.  While we endeavor to keep selling prices in line with our input costs, we are not always able to do so and this may result in lower operating profit margins.

To mitigate the risk of increases in raw material costs, many of our customer contracts are variable-pricing contracts that are priced off the same index we use to purchase shell and liquid eggs. In addition, due to the unprecedented volatility in grain costs over the past few years, we try to limit fixed-price contracts to less than one year in duration and we typically hedge the grain costs associated with them to lock in the negotiated margin. These practices reduce, but do not eliminate, the risk of negative profit impacts from raw material price increases. There is no assurance that our risk management activities will provide sufficient protection from price fluctuations. In addition, these efforts can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

In addition, our cheese and butter products are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products and may not be indicative of prices that would prevail if these supports were abolished.

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

We may recall products in the event of contamination or damage. In addition, from time to time we may withdraw or hold product lots that have spoilage or other issues unrelated to food safety. These limited recalls and withdrawals historically have not had a material adverse effect on our business. However, any product recall or withdrawal could result in significant costs incurred in connection with the recovery and disposal of inventory, lost sales, as well as a loss of consumer confidence in our products, all of which could materially adversely affect our reputation with existing and potential customers and have a material adverse effect on our business, prospects, results of operations and financial condition. We currently do not carry product recall insurance for such losses. Additionally, a product recall by other companies that produce and distribute products similar to ours may materially adversely impact our industry generally and our customers’ confidence in our products that are similar to those being recalled, which may have a material adverse effect on our business, prospects, results of operations and financial condition.

As a result of selling food products, we face the risk of exposure to various legal claims.

We face the risk of exposure to product liability claims and adverse public relations in the event that our quality control procedures fail or are inadequate and consumption of our products causes injury or illness. If a product causes injury or death, our insurance may not be adequate to cover all liabilities we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance, at a reasonable cost. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited by the financial assets, insurance coverage and creditworthiness of the indemnifying party, as well as the limits of any insurance provided by suppliers. If we did not have adequate insurance or contractual indemnification available, claims relating to defective products could have a material adverse effect on our business reputation and earnings. In addition, even if a liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation and on our business, prospects, results of operations and financial condition.

A decline in egg consumption or in the consumption of food products we produce could have a material adverse effect on our net sales and results of operations.

Based upon a report published by the USDA, U.S. egg consumption remained stable during 2010 to 2012 at around 248 eggs per person per year, while growing slightly in total due to population growth. While we do not expect this trend to change dramatically and we anticipate total consumption will continue to grow in line with population trends, adverse publicity relating to health concerns and the nutritional value of eggs, egg products, or our other main product lines, cheese and potatoes, could adversely affect consumption and demand for our products, which could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, a change in consumer preferences relating to food products or in consumer perceptions regarding the nutritional value of certain food products could adversely affect demand, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Consumer preferences may evolve over time and the success of our food products depends on our ability to identify these preferences and offer products that appeal to consumers. If we do not succeed in satisfying consumer preferences, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. Further, weak or recessionary economic conditions can affect food consumption patterns, particularly in the foodservice market, with a potentially negative effect on our sales volumes and margins.

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

We must distinguish between short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately identify which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, results of operations and financial condition.

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

Our largest customers have historically accounted for a significant portion of our net sales volume.  If, for any reason, one of our key customers were to purchase significantly less from us or were to terminate purchasing from us, and we were not able to sell our products to new customers at comparable or greater levels, our business, prospects, results of operations and financial condition may be materially adversely affected. This concentration of sales also increases the risk that if one or more large customers encounters financial difficulties, such as during an economic recession, it may materially adversely affect our ability to collect any associated accounts receivable.

The consolidation of customers could adversely affect us.

Many of our customers, such as foodservice distributors and major retail grocery chains, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs or specifically tailored products. In addition, larger customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own brands. Further consolidation and increasing customer power could materially and adversely affect our product sales, results of operations and financial condition.

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

Government regulation could increase our capital expenditures, costs of production and legal and regulatory expenses.

Our manufacturing, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state regulation, including regulation by the FDA, the USDA, and various health and agricultural agencies. Some of our facilities are subject to continuous on-site USDA inspection. The unavailability of government inspectors due to a government furlough could cause disruption to our manufacturing facilities. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size. Many jurisdictions also require food manufacturers to meet good manufacturing practices (the definition of which may vary by jurisdiction) with respect to personal hygiene, wearing and handling of company-issued uniforms and footwear, footbaths, hand washing, storage and handling of equipment, and eating or drinking in production areas.

Failure to comply with all applicable laws and regulations could subject us to fines, injunctions, criminal sanctions and other legal proceedings, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect our business, prospects, results of operations and financial condition. A specific example of a possible future law that would require us to make material expenditures is a law requiring that all layer-hen cages be replaced with or converted to larger “enriched” cages. Such a bill was introduced in 2012, but was not adopted into law.

We may incur material costs associated with compliance with environmental regulations.

We are subject to federal and state environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, including animal waste, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, or at facilities at which we dispose of wastes associated with our operations, we may be subject to penalties and fines, and/or be held liable for the cost of remedying environmental contamination. In addition, these laws and regulations and their interpretation and enforcement are constantly evolving and have tended to become more stringent over time. It is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. In particular, animal feeding operations, which involve the management of animal waste, wastewater discharges and air emissions, have become the subject of increasing regulatory scrutiny. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. The operational and financial effects associated with compliance with current and future environmental regulations could require us to make material expenditures or otherwise change the way we operate our business, which may impact our business, prospects, results of operations and financial condition.

We are subject to risks associated with climate change and climate change regulation.

There is increasing concern that a gradual increase in global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, and an increase in the frequency and severity of natural disasters or other effects that are impossible to predict. Decreased agricultural productivity in certain regions as a result of changing weather patterns could limit availability or increase the cost of key agricultural commodities used in our business. Increased frequency or duration of extreme weather conditions could also impair production capability and disrupt suppliers or impact demand for our products. Federal, regional and state efforts to regulate greenhouse gas emissions are at various stages of consideration and implementation, and could result in increased energy, transportation and raw material costs. In addition, consumer concern about animal-based agriculture contributing to climate change could adversely affect demand for our products.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can adversely affect the quality and quantity of the raw materials we use, as well as the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza emerged in Southeast Asia over the past several years and spread elsewhere in the Eastern Hemisphere. It caused deaths in wild bird populations and, in limited instances, domesticated fowl flocks. It was also linked to illness and death among some persons who were in contact with diseased fowl. It is unclear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, a manifestation of avian influenza in our sheltered flocks could have a material adverse effect on our business. To protect against this risk, we have intensified biosecurity measures at our layer locations. Nevertheless, weather, disease and pests could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, results of operations and financial condition.

Impairment in the carrying value of goodwill or other intangible assets could negatively affect our consolidated results of operations and net worth.

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of net assets acquired. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The goodwill impairment test is performed at the reporting unit level (our reporting units represent our operating segments: Egg Products, Refrigerated Potato Products and Cheese & Other Dairy-Case Products). In conducting the goodwill impairment test, we first perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If we conclude that the fair value of the reporting unit is less than its carrying amount, then a two-step quantitative test for goodwill impairment is performed for the appropriate reporting units following the guidance within the Accounting Standards Codification. Otherwise, we conclude that no impairment is indicated and do not perform the two-step test. We evaluate assets on our balance sheet, including intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Our estimate of the fair value of the assets may be based on fair value appraisals and/or discounted cash flow models using various inputs. As of December 28, 2013, we had $412.6 million of definite-lived intangible assets subject to amortization, $111 million of indefinite-lived trademarks and $831.2 million of goodwill.  While we believe that the current carrying value of these assets is not impaired, materially different assumptions regarding future performance of our businesses could result in significant non-cash impairment losses.

We rely on our management team and other key personnel, and the loss of one or more key employees or any difficulty in attracting, training and retaining other talented personnel could materially and adversely affect our results of operations and financial condition.

We depend on the skills, working relationships and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could materially and adversely affect our business, prospects, results of operations and financial condition.

We are increasingly dependent on information technology, and potential disruption, cyber-attacks, security problems, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology systems to manage and support a variety of business processes and activities, and any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption and reputational damage from leakage of confidential information.

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about us on any social networking web site could seriously damage our reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to competitive harm. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to our reputation could negatively impact our business, prospects, results of operations and financial condition.

We may be unable to successfully execute or effectively integrate acquisitions.

We may seek to selectively pursue acquisitions in order to continue to grow and increase profitability. However, acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions in the future, increased leverage due to additional debt financing that may be required to complete an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms, assumption of undisclosed or unknown liabilities, and the need to obtain regulatory or other governmental approvals. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets.

In addition, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•	strain on the operational and managerial controls and procedures of our business, and the need to modify systems or to add management resources;
•	difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;
•	amortization of acquired assets, which would reduce future reported earnings;
•	possible adverse short-term effects on our cash flows or operating results;
•	diversion of management’s attention from the ongoing operations of our business;
•	integrating personnel with diverse backgrounds and organizational cultures;
•	coordinating sales and marketing functions;
•	failure to obtain and retain key personnel of an acquired business; and
•	assumption of known or unknown material liabilities or regulatory non-compliance issues.

Our significant indebtedness may affect our ability to operate our business, and this could have a material adverse effect on us.

We have now and will likely continue to have a significant amount of indebtedness. As of December 28, 2013, we had total debt outstanding of approximately $1.2 billion and borrowing availability of approximately $72.7 million under our revolving credit facility. In addition, we may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our significant level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital, acquisitions, capital expenditures, debt service requirements or other general corporate purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•	limiting our ability to compete with other companies that are not as highly leveraged;
•	subjecting us and our subsidiaries to restrictive financial and operating covenants in agreements governing their long-term indebtedness;
•	exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our debt instruments;
•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and
•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

The borrowings under our credit facility bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include and will likely include restrictions on our ability to:

•	make certain payments and investments;
•	redeem and repurchase capital stock;

•	issue stock;
•	grant liens;
•	incur additional indebtedness;
•	enter into dividend restrictions;
•	consummate asset sales; and
•	enter into transactions with affiliates, and mergers and acquisitions.

Our credit facility also includes financial maintenance covenants containing financial ratios that we must satisfy each quarter. Any failure to comply with these covenants could result in a default under our credit facility. Upon a default, unless waived, the lenders under our secured credit facility would have all remedies available to a secured lender. They could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our assets and force us into bankruptcy or liquidation.

In addition, any defaults under our credit facility or other debt could trigger cross-defaults under other or future credit agreements and may permit acceleration of other indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. For a description of our credit facility and other debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Erosion of the reputation of one or more of our brands could negatively impact our sales and results of operations.

Our financial success is dependent in part on customer perception of our brands. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or if consumer or customer perceptions of our brands or our products change unfavorably. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters.

We maintain insurance to cover certain potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for these matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.

Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With approximately 3,700 employees, our profitability is substantially affected by costs of medical and other health and welfare benefits for current employees. These costs can vary substantially as a result of changes in health care laws and costs. These factors may increase the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

FACILITIES

All of our owned property listed below is pledged to secure repayment of our credit agreement. The total annual lease cost for all leased facilities is approximately $4.8 million. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

For additional information on contractual obligations relating to operating leases see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table summarizes information relating to our primary facilities:

Location	Principal Division/Use	Size (square feet)	Owned/Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey	Egg Products Processing	75,000	Leased	2024	$642,000
Elizabeth, New Jersey	Egg Products Processing	125,000	Leased	2024	1,050,000
Bloomfield, Nebraska	Egg Products Processing	80,000	Owned	—	—
Gaylord, Minnesota	Egg Products Processing	40,000	Owned	—	—
LeSueur, Minnesota	Egg Products Processing	29,000	Owned	—	—
Britt, Iowa	Egg Products Processing	83,000	Owned	—	—
Wakefield, Nebraska	Egg Products Processing	380,000	Owned	—	—
Klingerstown, Pennsylvania (a)	Egg Products Processing/Distribution	158,000	Leased	2017	834,000
Lenox, Iowa	Egg Products Processing/Distribution	151,000	Owned	—	—
Gaylord, Minnesota	Egg Products Processing/Distribution	230,000	Owned	—	—
Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—
Wakefield, Nebraska	Egg Production	658,000	Owned	—	—
LeSueur, Minnesota	Egg Production	345,000	Owned	—	—
Gaylord, Minnesota	Egg Production	349,000	Owned	—	—
Gaylord, Minnesota	Egg Production Pullet Houses	130,000	Owned	—	—
Wakefield, Nebraska	Egg Production Pullet Houses	432,000	Owned	—	—
Plainview, Nebraska	Egg Production Pullet Houses	112,000	Owned	—	—
Winnipeg, Manitoba	Egg Products Processing	102,000	Capital Lease	2022	601,000
Winnipeg, Manitoba	Egg Products Processing	32,000	Leased	2018	177,000
Mississauga, Ontario	Egg Products Distribution	8,000	Leased	2014	82,000
Chaska, Minnesota	Refrigerated Potato Products Processing	230,000	Owned	—	—
Las Vegas, Nevada	Refrigerated Potato Products Processing	31,000	Leased	2020	335,000
Various small warehouses	Cheese & Other Dairy Products		Leased	2014	100,000
LeSueur, Minnesota	Cheese & Other Dairy Products	33,000	Owned	—	—
Lake Mills, Wisconsin	Cheese & Other Dairy Products	85,000	Owned	—	—
Lake Mills, Wisconsin	Cheese & Other Dairy Products Packaging	30,000	Owned	—	—
Minnetonka, Minnesota	Corporate Offices	55,000	Leased	2022	962,000
					$4,783,000
(a)	There is a ten-year and a five-year extension available on this lease.

ITEM 3—LEGAL PROCEEDINGS

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; discovery is underway in these matters. The one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court under Kansas law. Claims against Michael Foods in that particular matter were resolved through a confidential settlement agreement on April 11, 2013.

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages which we accrued at that time. The verdict did not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April 2010. On April 29, 2013, we filed an appeal of this matter with the U.S. Court of Appeals for the Federal Circuit. The matter was fully resolved on July 1, 2013 through court-ordered mediation and the appeal was subsequently dismissed. In late July 2013, we paid the $4.5 million settlement amount and reduced legal expense by the reversal of the $1.3 million previously accrued.

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We did not record a liability for the alleged underbilling as we believe there is no merit in this claim. During mediation on January 13, 2014, the parties agreed in principle to the terms of a settlement agreement that resolves all claims alleged by all parties. The parties are currently in the process of documenting the settlement, which must be approved by the Elizabeth City Council before it can become effective. The amount accrued related to this matter is adequate to cover the settlement.  Due to the uncertainty of approval and certain provisions in the settlement agreement, we have not recorded the settlement at this time.

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Our common equity is not traded in any market. We have one holder of our common equity as of March 21, 2014. No securities are authorized for issuance under equity compensation plans. On June 29, 2010, we issued 100 shares of common stock. The issuance of such shares to a single stockholder was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On December 18, 2012 and March 3, 2011, the Company paid cash dividends of $54 million and $65 million, respectively, to its parent, MFI Midco Corporation.

(b)	Not applicable.
(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth (i) the selected historical consolidated financial data for Michael Foods Group, Inc. for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 and the fiscal six-month period ended January 1, 2011 and (ii) the selected historical consolidated financial data for M-Foods Holdings, Inc. and its subsidiaries (the “Predecessor”) for the fiscal six-month period ended June 26, 2010 and the fiscal year ended January 2, 2010. Our fiscal year is based on either a 52- or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The fiscal years ended December 28, 2013, December 29, 2012, December 31, 2011 and January 2, 2010 contain operating results for 52 weeks. The fiscal six-month period ended January 1, 2011 contains operating results for twenty-seven weeks. The fiscal six-month period ended June 26, 2010 contains operating results for twenty-five weeks.

The statement of operations data for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 and the balance sheet data as of December 28, 2013 and December 29, 2012 were derived from the audited consolidated financial statements, which are included elsewhere in this Form 10-K. The balance sheet and statement of operations data as of and for the six-month period ended January 1, 2011 of the Company, and the Predecessor statement of operations data for the six-month period ended June 26, 2010 and the year ended January 2, 2010 and the balance sheet data as of January 2, 2010 were derived from audited consolidated financial statements not included in this Form 10-K.

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

	Company				Predecessor
	Year Ended,			Six Months Ended January 1, 2011	Six Months Ended June 26, 2010	Year
(In thousands)	December 28, 2013	December 29, 2012	December 31, 2011			Ended January 2, 2010
Statement of Operations Data
Net sales	$1,948,283	$1,856,054	$1,766,588	$858,306	$743,995	$1,542,779
Cost of sales	1,623,024	1,544,501	1,493,575	726,832	612,748	1,241,613
Gross profit	325,259	311,553	273,013	131,474	131,247	301,166
Selling, general and administrative expenses	161,336	177,164	156,853	76,085	102,283	145,883
Transaction costs	0	0	0	0	14,730	0
Operating profit	163,923	134,389	116,160	55,389	14,234	155,283
Interest expense, net	86,421	90,356	98,140	52,871	30,985	59,184
Unrealized (gain) loss on currency transactions	1,156	(440)	390	(738)	0	0
Loss on early extinguishment of debt	0	0	3,527	0	31,238	3,237
Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	76,346	44,473	14,103	3,256	(47,989)	92,862
Income tax expense (benefit)	25,208	12,524	(715)	(249)	(13,765)	32,690
Equity in losses of unconsolidated subsidiary	774	1,855	529	228	59	0
Net earnings (loss)	$50,364	$30,094	$14,289	$3,277	$(34,283)	$60,172
At Period End
Balance Sheet Data
Working capital	$190,112	$152,807	$192,912	$170,191		$175,760
Total assets	2,067,309	2,075,348	2,141,829	2,164,098		1,307,663
Long-term debt, including current maturities	1,171,062	1,209,403	1,251,089	1,229,182		707,098
Shareholder’s equity	448,587	399,497	423,963	473,615		326,897

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Acquisitions. We have historically focused on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. On June 27, 2013, we purchased the net assets of Primera Foods Corporation (“Primera”), an egg products processing company with operations in the Midwest. The purchase price of $38.9 million was financed through cash from operations.

In early 2014, the Board initiated a process to identify and consider financial and strategic alternatives for the Company to better pursue its growth strategy.   The Company can provide no assurances that it will actually enter into such a transaction or effect any strategic alternatives.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial position includes changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity futures contracts, when appropriate. We do not trade or use instruments with the objective of earning financial gains on commodity prices, nor do we use instruments where there are not underlying exposures. See “Item 7—Market Risk—Commodity Risk Management.”

Results of Operations

Beginning January 1, 2013, we changed our retail selling costs allocation methodology among segments. The allocation impacts the operating profit reported by each segment. This allocation change increased the operating profit for the Cheese and Other Dairy-Case Products segment and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit comparative discussion below reflects, and the amounts for the years ended December 29, 2012 and December 31, 2011 have been restated to reflect the allocation change.

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes, including “Note M—Business Segments” included elsewhere in this Form 10-K.

	Year Ended
	December 28, 2013		December 29, 2012		December 31, 2011
	$	%	$	%	$	%
Statement of Operations Data:
External net sales:
Egg products	1,431,218	73.5	1,315,705	70.9	1,228,410	69.5
Refrigerated Potato products	170,870	8.8	153,481	8.3	138,004	7.8
Cheese & Other Dairy-Case products	346,195	17.7	386,868	20.8	400,174	22.7
Total net sales	1,948,283	100.0	1,856,054	100.0	1,766,588	100.0
Cost of sales	1,623,024	83.3	1,544,501	83.2	1,493,575	84.5
Gross profit	325,259	16.7	311,553	16.8	273,013	15.5
Selling, general and administrative expenses	161,336	8.3	177,164	9.5	156,853	8.9
Operating profit (loss):
Egg products	130,279	6.7	113,803	6.1	99,265	5.6
Refrigerated Potato products	20,782	1.1	18,594	1.0	13,020	0.7
Cheese & Other Dairy-Case products	23,878	1.2	26,180	1.4	23,523	1.3
Corporate	(11,016)	(0.6)	(24,188)	(1.3)	(19,648)	(1.1)
Total operating profit	163,923	8.4	134,389	7.2	116,160	6.6
Interest expense, net	86,421	4.4	90,356	4.9	98,140	5.6
Net earnings	50,364	2.6	30,094	1.6	14,289	0.8

Results for the Year Ended December 28, 2013 Compared to Results for the Year Ended December 29, 2012

Net Sales. Net sales for 2013 increased $92.2 million, or 5%. Net sales were $1,948.3 million for 2013 compared to $1,856.1 million in 2012. The increased net sales reflected volume growth of 5.1% with gains in our egg and refrigerated potato product business segments offsetting a decline in our cheese and other dairy-case products business segment.

Egg Products Division Net Sales. External net sales for 2013 increased $115.5 million, or 8.8%. The net sales increase was due to a 5.5% increase in volume, which was seen across all distribution channels.  Foodservice and Food Ingredient volumes were favorably affected as a result of the Primera acquisition made effective June 27, 2013. Primera accounted for approximately 49% of the 5.5% volume increase. Pass-through of input costs, which were higher due to increased commodity costs between periods, also contributed to the net sales increase.

Refrigerated Potato Products Division Net Sales. External net sales for 2013 increased $17.4 million, or 11.3%. The net sales increase was due to a 13.9% increase in volume, driven primarily by strong foodservice growth.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2013 decreased $40.7 million, or 10.5%. The net sales decrease reflected volume decreases of 11.4% due to significant competitive pricing activity in branded cheese and reduced distribution in our private-label cheese and butter businesses. The lower sales decline compared to volume was due to the pricing impact of higher commodity prices between periods.

Cost of Sales. Cost of sales for 2013 increased approximately $78.5 million, or 5.1%, to $1,623 million from $1,544.5 million in 2012. The increased cost of sales reflected volume growth of 5.1% and higher commodity input costs across the business.

Egg Products Division Cost of Sales. Cost of sales for 2013 increased approximately $99 million, or 9%. The cost of sales increase was due to a 5.5% increase in volume and increased commodity costs between periods due primarily to an increase in market-related egg purchases as market egg costs (as measured by Urner Barry Publications) were up 14.6% compared to 2012.

Refrigerated Potato Products Division Cost of Sales. Cost of sales for 2013 increased approximately $16.4 million, or 15.3%. The cost of sales increase was primarily due to a 13.9% increase in volume.

Cheese & Other Dairy-Case Products Division Cost of Sales. Cost of sales for 2013 decreased approximately $36.9 million, or 11%. The cost of sales decrease reflected volume decreases of 11.4%, offset somewhat by higher commodity cheese costs between periods, which were up 3.8%.

Gross Profit. Gross profit for 2013 increased $13.7 million, or 4.4%. Gross profit was $325.3 million for 2013 compared to $311.6 million in 2012. Our gross profit margin was 16.7% in 2013 and 16.8% in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for 2013 decreased $15.8 million, or 8.9%, primarily as a result of reduced legal costs in 2013 compared to 2012, which included a $5.8 million charge with respect to damages awarded by a jury in the National Pasteurized Eggs, Inc. litigation and other legal costs (see Note G to our consolidated financial statements included elsewhere in this Form 10-K).  The $5.8 million jury award and various awarded costs were reduced in July 2013 to $4.5 million.  The $1.3 million reduction is reflected in 2013 as an expense reduction.  The 2013 period also reflects reduced marketing and compensation-related costs.

Operating Profit. Operating profit for 2013 increased $29.5 million, or 22%. Operating profit was $163.9 million in 2013 compared to $134.4 million in 2012. The increase in operating profit for 2013 was due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2013 increased $16.5 million, or 14.5%. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs in the Foodservice and Food Ingredient channels.  Higher egg white costs and a very competitive pricing environment prevented us from passing through the higher input costs, leading to a decline in Retail operating profit.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2013 increased $2.2 million, or 11.8%, to $20.8 million compared to $18.6 million in 2012. The increase was mainly a result of volume growth, efficient plant operations and lower casualty insurance costs.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2013 decreased $2.3 million, or 8.8%. The decrease was mainly a result of volume decreases and increased cheese and butter costs that could not be passed on to customers due to significant competitive pricing activity, especially in branded cheese.

Interest Expense. 2013 interest expense decreased $3.9 million, or 4.4%, due to lower outstanding debt levels during the year and reduced interest costs related to lower levels of unrealized losses on interest rate swaps of $0.7 million compared to $2.4 million in 2012.

Unrealized (gain) loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on pretax earnings was 33% for 2013, compared with the rate of 28.2% for 2012. The respective effective tax rates were affected by the level of income between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, changes in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate. The effective rate for 2013 was also favorably affected by the American Taxpayer Relief Act of 2012 (the “Act”), which was enacted in the first quarter of 2013.  The Act retroactively reinstated, back to the beginning of 2012, the research and development and work opportunity tax credits. The impact was recorded in the first quarter of 2013. See also Note D to the consolidated financial statements.

Results for the Year Ended December 29, 2012 Compared to Results for the Year Ended December 31, 2011

Net Sales. Net sales for 2012 increased $89.5 million, or 5.1%. Net sales were $1,856.1 million for the year ended December 29, 2012 compared to $1,766.6 million in 2011. The change in net sales primarily reflects higher volumes experienced during 2012. Overall volume increased 4.8%, compared to 2011, reflecting increases in volume in the Egg Products and Refrigerated Potato Products Divisions, offset by slightly lower volumes for the Cheese & Other Dairy-Case Products Division.

Egg Products Division Net Sales. External net sales for 2012 increased $87.3 million, or 7.1%. Net sales increased over 2011 due to volume gains and the pass-through of higher commodity costs. Unit sales increased by 4.6% in 2012 compared to 2011, driven by increases across all of our channels, foodservice, food ingredient and retail.

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

Gross Profit. Gross profit for 2012 increased $38.5 million, or 14.1%. Gross profit was $311.6 million for 2012 compared to $273.0 million in 2011. Our gross profit margin increased to 16.8% in 2012 as compared to 15.5% in 2011. The increase in gross profit margins reflected improved contributions from all of our divisions due to improved alignment of selling prices and input costs. Although the year included some dramatic commodity impacts in corn, soybean meal, cheese, butter and energy-related costs, we were better able to pass higher costs through to our customers on a timely basis. We also experienced very good operating results during the year across our manufacturing facilities.

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

Operating Profit. Operating profit for 2012 increased $18.2 million, or 15.7%. Operating profit was $134.4 million in 2012, compared to $116.2 million in 2011. The increase in operating profit for 2012 was due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2012 increased $14.5 million, or 14.6%. The increase was mainly a result of volume growth and the improved alignment of pricing with input costs.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2012 increased $5.6 million, or 42.8%, to $18.6 million compared to $13 million in 2011. The results in 2012 were positively affected by the volume growth and continued improvement in operating efficiencies at our Minnesota production facility.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2012 increased $2.6 million, or 11.3%. The increase was the result of a reduction in sales and marketing expenses due to an allocation change, offsetting a run-up in cheese and other dairy costs late in the year that we were unable to pass thorough to our customers on a timely basis.

Interest Expense. 2012 interest expense decreased $7.8 million, or 7.9%, due to reduced interest costs related to refinancing the term B loan in early 2011, lower levels of unrealized losses related to interest rate swaps of $2.4 million compared to $6.5 million in 2011 and lower outstanding debt levels during the year.

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

Income Taxes. Our effective tax rate on pretax earnings was 28.2% for the year ended December 29, 2012 compared with the rate of (5.1%) for the year ended December 31, 2011. The respective effective tax rates were affected by the level of income between periods, the amount of permanent differences between book and taxable income, changes in state income taxes, changes in uncertain tax positions recorded and by the results in our foreign subsidiary, which impacted the valuation allowance against its deferred tax assets and the effective rate. Although the effective tax rate for the years ended December 29, 2012 and December 31, 2011 were also both favorably affected by a change in the state tax rate used to determine our deferred income tax assets and liabilities, the benefit to our effective tax rate was much more significant in 2011 than in 2012. See also Note D to the consolidated financial statements.

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

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations, since we can generally offset the impact of inflation through a combination of productivity gains and price increases over time. However, we had unusual inflationary impacts to our operations at times during the past few years, as we experienced notable inflation for key purchased items such as corn, soybean meal, cheese, natural gas, diesel fuel and packaging materials. The run-up and volatility in these costs over the past few years have made it difficult to pass through all of these costs on a timely basis. Although we have variable pass-through pricing contracts in place with many of our customers, the delay in the reset mechanisms (typically 1 to 3 months) dictates the timing of pass-through price increases. In addition, the pricing mechanisms do not always cover the full range of cost increases related to items such as transportation and packaging costs. Due to the significance of the increases resulting from the pass-through items, it is sometimes difficult to pass on these additional costs to customers in a timely manner, which can impact profitability in periods of significant run-ups. However, due to the high percentage of our variable-pricing contracts and the shorter duration of our remaining fixed-price contracts, our pricing tends to catch up and equalize those fluctuations over time. The most significant impact of input cost volatility is the variation in quarterly results that can occur due to the pricing lag.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, bank borrowings and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, capital expenditures and joint ventures have been a significant use of capital. We plan to continue to invest in advanced production facilities to maintain our competitive position.

The cash flow of approximately $161.9 million provided by operating activities in the year ended December 28, 2013 reflects cash earnings generation and a decrease in working capital, mainly from improved receivable collection. The cash flow of approximately $117.9 million provided by operating activities in the year ended December 29, 2012 reflects cash earnings generation and a small decrease in working capital. The cash flow of approximately $123.2 million for the year ended December 31, 2011 primarily reflected the same items with a smaller use of cash for taxes due to an income tax refund in 2011.

The cash flow of approximately $90.2 million used in investing activities in the year ended December 28, 2013 was for the acquisition of the assets of Primera Foods Corporation, capital expenditures and in August, 2013, we were required to increase, by $610,000, the level of guarantee required by our insurance carrier to be held in an escrow collateral money market account, classified as restricted cash in “long-term other assets.” The cash flow of approximately $37.3 million used in investing activities in the year ended December 29, 2012 was for capital expenditures compared to a capital spend of $45.2 million for the year ended December 31, 2011. Additionally, in November 2011, we invested an additional $500,000 in our China joint venture and in June 2011, we were required to increase, by $350,000, the level of guarantee required by our insurance carrier to be held in an escrow collateral money market account, classified as restricted cash in “long-term other assets.”

The cash flow of approximately $54.3 million used in financing activities for the year ended December 28, 2013 reflects term B loan prepayments of $31 million, other scheduled debt payments and a cash dividend of $13.4 million to Michael Foods Holding, Inc. to make the required interest payment on its senior PIK notes. The cash flow of approximately $105.5 million used in financing activities for the year ended December 29, 2012 reflects term B loan prepayments of $40 million, other scheduled debt payments, payment of deferred financing costs in connection with the amendment of our credit agreement in December, a $54 million cash dividend to our parent that was part of a distribution to shareholders, and a dividend to parent of $769,000 for the repurchase of certain of its shares from a terminated employee. The cash flow of approximately $53.7 million used for the year ended December 31, 2011 reflects proceeds of the February 2011 refinancing, payment of the associated deferred financing costs, and a dividend paid to our parent.

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

On March 3, 2011, we used the proceeds from the expansion of the term B loan to pay a cash dividend of $65 million to our parent, MFI Midco Corporation, which paid a dividend to its then parent, MFI Holding Corporation, which subsequently distributed the dividend to its shareholders.

On December 18, 2012, we used cash from operations to pay a $54 million cash dividend to our parent, MFI Midco Corporation (“Midco”), which paid a dividend to its parent, Michael Foods Holding, Inc. On December 18, 2012, Michael Foods Holding, Inc. issued $275 million senior PIK notes, which accrue cash interest at a rate of 8.5%, with the option to PIK interest at a rate of 9.25%. Although we do not guarantee the notes, as a wholly owned subsidiary we are responsible for servicing the notes. In December 2012, the proceeds of the senior PIK notes issuance, net of fees and expenses and the $54 million cash dividend from Midco, were used to pay a $321 million cash dividend to MFI Holding Corporation, which subsequently distributed the dividend to its shareholders. In July 2013, we paid a dividend of $13.4 million to Michael Foods Holding, Inc. to make the required semi-annual interest payment on the senior PIK notes.

Concurrent with the June 2010 merger, we issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes due 2018 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and 9.75% senior notes as of December 28, 2013.

We use adjusted EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit agreement:

	Twelve Months Ended
(In thousands)	December 28, 2013		December 29, 2012
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (1)	$260,843		$242,807
Consolidated Interest Charges (2)	79,916		78,154
Interest Coverage Ratio	3.26	x	3.11	x
Minimum Permitted Interest Coverage Ratio	1.90	x	1.90	x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$1,182,857		$1,224,647
Less: Cash and equivalents (Maximum $75,000)	(60,677)		(43,274)
	$1,122,180		$1,181,373
Adjusted EBITDA (1)	260,843		242,807
Leverage Ratio	4.30	x	4.87	x
Maximum Permitted Leverage Ratio	6.50	x	6.75	x
(1)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	December 28, 2013	December 29, 2012
	(Unaudited, in thousands)
Net earnings	$50,364	$30,094
Unrealized (gain) loss on currency transactions (a)	1,156	(440)
Consolidated net earnings	51,520	29,654
Interest expense	86,462	90,564
Income tax expense	25,208	12,524
Depreciation and amortization	91,535	97,646
Non-cash and stock option compensation	2,163	2,121
Unusual charges (b)	(1,342)	5,842
Costs associated with debt issuance	0	224
Costs associated with permitted acquisition	961	0
Costs associated with unconsummated acquisitions	0	1,832
Realized gain upon the disposition of property not in the ordinary course of business	(566)	0
Equity sponsor management fee	2,608	2,425
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	441	564
Projected acquisition synergies (c)	3,000	0
Unusual gain	(943)	0
Unrealized (gain) loss on swap contracts	(204)	(589)
Adjusted EBITDA, as defined in the credit agreement	$260,843	$242,807
(a)	The unrealized (gain) loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The unusual charges relate to the jury award and subsequent mediated settlement in the National Pasteurized Eggs, Inc. litigation (See Note G to the consolidated financial statements).
(c)	Includes projected reductions in production costs and selling, general and administrative expenses as we integrate Primera customers and operations into our egg products division.

(2) Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended
	December 28, 2013	December 29, 2012
	(Unaudited, in thousands)
Gross interest expense	$86,735	$90,646
Plus:
Cash settlements on interest rate swaps	4,162	0
Minus:
Amortization of financing costs	10,239	10,120
Non-cash mark-to-market on interest rate swaps	742	2,372
Consolidated interest charges	$79,916	$78,154

(3) Funded Indebtedness was as follows:

	December 28, 2013	December 29, 2012
	(Unaudited, in thousands)
Credit facility—revolving line of credit	$0	$0
Credit facility—term B loan	734,723	765,723
Senior unsecured notes	430,000	430,000
Secured notes	1,988	3,338
Capital leases	4,224	10,685
Guarantees	7,512	10,242
Other indebtedness	515	1,104
Insurance bonds	1,545	1,205
Standby letters of credit	2,350	2,350
	$1,182,857	$1,224,647
Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,545)	$(1,205)
Guarantees	(815)	(1,775)
Standby letters of credit	(2,350)	(2,350)
Guarantee for Lang Fang MK Food Company credit facility	1,073	366
Original issue discount on term B loan	(8,158)	(10,280)
	(11,795)	(15,244)
Long-term debt, including current maturities	$1,171,062	$1,209,403

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. In December 2013, the lease was paid in full. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of December 28, 2013, the outstanding balance was approximately $2 million and had an effective interest rate of 3.6%.

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

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate for $150 million more of our variable rate debt. On November 16, 2013, one of the $50 million contracts matured.  See—Market Risk—Commodity Risk Management.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we believe would be available to us if sought. At December 28, 2013, we had $72.7 million of funds available on our revolving line of credit.

Contractual Obligations

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments as of December 28, 2013 for the years subsequent to 2013, are as follows:

	Payments Due by Period (In thousands)
Contractual Obligations (3)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, excluding capital lease obligations (1)	$1,174,996	$4,354	$4,632	$1,166,010	$0
Capital lease obligations	4,224	404	863	956	2,001
Operating lease obligations	38,544	6,017	10,518	8,070	13,939
Purchase obligations (2)	1,920,667	360,335	647,944	566,198	346,190
Interest on variable rate debt	138,009	35,805	65,102	37,102	0
Interest on fixed rate debt and other	210,264	42,210	84,160	83,894	0
Total	$3,486,704	$449,125	$813,219	$1,862,230	$362,130
Dividend to Michael Foods Holding, Inc. (4)	116,875	23,375	46,750	46,750	0
	$3,603,579	$472,500	$859,969	$1,908,980	$362,130
(1)

Variable and fixed-rate debt interest obligations are included elsewhere in the table. The amount of debt obligations is the amount to be paid upon maturity of our debt instruments, excluding the unamortized original-issue discount on our term B loan.

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

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 59% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. Two egg suppliers each provide more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers under existing contracts will approximate $296.8 million in 2014, $303.9 million in 2015, $274.2 million in 2016, $274.6 million in 2017, and $274.6 million in 2018. The 2014 amount represents approximately 39% of our anticipated total egg requirements for the year. In addition, we have contracts to purchase potatoes that expire in 2014. These contracts will supply approximately 59% of the Refrigerated Potato Products Division’s raw potato needs in 2014. One potato supplier is expected to provide approximately 24% of our 2014 potato requirements. We purchase our cheese from numerous vendors on the open market at prevailing market prices. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming years.

Capital Spending

We invested approximately $50.7 million in capital expenditures in 2013, $37.3 million in 2012 and $45.2 million in 2011. For each of these years, capital expenditures related to expanding capacity for higher value-added products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending of approximately $71 million is planned for 2014 and is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Guarantees

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of two municipalities where we have food processing facilities. In September 2012, a refinancing of $8.5 million City of Wakefield, Nebraska 2012 series bonds was completed at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these 2012 series bonds, which mature September 15, 2017. As of December 28, 2013, the outstanding balance of $6.7 million is included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at December 28, 2013 was approximately $7.5 million.

Insurance

We maintain property, casualty, product liability and other general insurance programs, which we expect will have increases in premiums. We have experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees.

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

In conducting the qualitative assessment, we analyze actual and projected growth trends of the reporting units net sales, gross margin and adjusted EBITDA and the results of prior quantitative tests performed. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. Based on the assessment conducted, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than its carrying amount, and did not perform the two-step test.  As a result, no goodwill impairment charges were recorded in 2013.

Our definite-lived customer relationship intangible asset is being amortized over its estimated useful life and we concluded as of December 28, 2013, based upon our fair value analysis and low customer attrition, that this intangible asset is not impaired.

We did not elect to utilize the qualitative assessment option available for testing our indefinite-lived trademarks for impairment in 2013 and therefore, the quantitative testing performed compares the fair value and carrying value of the trademarks. Fair value is primarily determined on the basis of estimated discount value, using the relief from royalty method. In our 2013 testing, the fair value of our trademarks exceeded the carrying value and no impairment was recorded.

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

As our stock is not publicly traded, we estimate our future stock price volatility using the historical volatility of five publicly traded comparative companies in our industry over the expected term of the option. If all other assumptions are held constant, a one percentage point increase in our fiscal 2013 volatility assumption would increase the grant-date fair value of our Class A 2013 option awards by 3%. Our expected term represents the period of time that options granted are expected to be outstanding, based on historical data to estimate option exercise and employee termination within the valuation model. An increase in the expected term by one year, leaving all other assumptions constant, would increase the grant date fair value of our Class A 2013 option awards by 9%. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant.

The assumptions used for the Black-Scholes option-pricing model were as follows:

2013
Risk-free interest rate	0.81%
Expected term (in years)	5
Expected volatility	32.78%
Expected dividends	None

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

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our hens, which produce approximately 25% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of our operations.

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

We analyzed the estimated exposure to market risk associated with corn and soybean meal futures contracts. These futures contracts had a notional value of $25 million for open commodity positions at December 28, 2013. Market risk of $2.5 million is estimated as the potential loss in fair value on the open futures contracts resulting from a hypothetical 10% adverse change in commodity prices.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage, when appropriate. At December 28, 2013, we had futures contracts for natural gas to cover approximately 5% of our estimated annual usage for 2014. At December 28, 2013 the notional value of the futures contracts for natural gas was approximately $0.3 million, with a market risk of $0.03 million. We also partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. At December 28, 2013, we had futures contracts for transportation-related fuel to cover approximately 7% of our estimated annual usage for 2014. At December 28, 2013 the notional value of the futures contracts for transportation-related fuel was approximately $2.4 million, with a market risk of $0.24 million. We also partially mitigate the risk of variability of our currency transaction-related costs through the use of foreign currency futures contracts. At December 28, 2013, the notional value of the currency transaction-related futures contracts was approximately $2.8 million, with a market risk of $0.28 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Additionally, there is market risk with interest rates. Debt obligations under our credit agreement of approximately $734.7 million carry a variable rate of interest. The interest paid on these obligations will float with changes in LIBOR interest rates. However, the credit agreement includes a floor on LIBOR contracts of 1.25%. A change in the interest rate on this debt could impact our earnings. The effect on pretax earnings in the next twelve months resulting from a hypothetical 1% increase to interest rates would approximate $7.3 million to the extent it exceeds our LIBOR floor. At the current rates, a 1% increase would not impact our expense as 90-day LIBOR rates are currently approximately 0.24%.

In January 2011, we entered into futures contracts to fix the variable portion of the interest rate on $250 million of our variable rate debt. In August 2011, we entered into two additional futures contracts to fix the variable portion of the interest rate for $150 million more of our variable rate debt. On November 16, 2013, one of the $50 million contracts matured. The following is a summary of the key interest rate hedge contract terms as of December 28, 2013:

Notional Amounts	Effective Date	Maturity Date	Fixed Rate
$50 million	November 16, 2012	November 16, 2014	3.16%
$150 million	November 16, 2012	May 16, 2015	3.35%
$75 million	June 16, 2013	June 16, 2015	1.895%
$75 million	June 16, 2013	June 16, 2015	1.91%

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk, above.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth as indicated in Part IV, Item 15, including exhibits, incorporated herein by reference.

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2013. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 28, 2013, the end of the period covered by this annual report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 28, 2013, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors and their ages and positions are as follows:

Name	Age	Position(s)
James E. Dwyer, Jr.	55	Chairman and Chief Executive Officer
Mark W. Westphal	48	Senior Vice President and Chief Financial Officer
Carolyn V. Wolski	56	Vice President, General Counsel and Secretary
Thomas J. Jagiela	57	Senior Vice President—Operations and Supply Chain
Michael A. Elliott	44	Vice President and General Manager—Foodservice and Food Ingredient
Mark B. Anderson	53	Vice President and General Manager—Retail
Adrian M. Jones (2)	49	Director
Nicole V. Agnew (1)	35	Director
Leo F. Mullin (1)	71	Director
Gregg A. Ostrander (1)	61	Director
Kent R. Weldon (2)	46	Director
(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.

James E. Dwyer, Jr. is our Chairman and Chief Executive Officer. He has been our Chief Executive Officer since October 2009 and our Chairman since July 2013. Previously Mr. Dwyer held various executive positions with Ahold USA, a division of Ahold N.V., from January 2008 through October 2009. He was President of Single Step Consulting, Inc. from October 2006 through December 2007 and was President, Global Bath and Kitchen Products, for American Standard Companies from 2004 through October 2006. Prior to that, Mr. Dwyer was President of Tropicana Products, a division of Pepsico. Mr. Dwyer is a member of the Board of Directors of Grocery Manufacturers Association, and serves on the Board of Trustees for Minnesota Public Radio.

Mark W. Westphal is our Chief Financial Officer and Senior Vice President. Mr. Westphal has held the position of Chief Financial Officer since January 1, 2008, and the position of Senior Vice President–Finance since 2007. Mr. Westphal has served in various financial positions within the Company since 1995.

Carolyn V. Wolski is our Vice President, General Counsel and Secretary. Ms. Wolski joined the Company as General Counsel in October 2008 and was elected Secretary and Vice President in 2009. Prior to joining the Company, she was a shareholder in the Minneapolis law firm of Leonard, Street and Deinard, PA (now Stinson Leonard Street LLP), where she had practiced general commercial and regulatory law since 1988.

Thomas J. Jagiela is our Senior Vice President–Operations and Supply Chain, a position he has held since his hiring in March 2008. From 2005 to 2008 he was Executive Vice President and Chief Operating Officer of Nellson Nutraceutical, Inc., a food co-packer. Previously Mr. Jagiela held various manufacturing-related positions at Pillsbury, Inc. and General Mills, Inc.

Michael A. Elliott is our Vice President and General Manager–Foodservice and Food Ingredient, a position he has held since 2013. Mr. Elliott joined Michael Foods in 1995 and has held various sales positions, including Vice President of Foodservice Sales. Mr. Elliott led Foodservice as Vice President and General Manager from 2006 to early 2013, when he assumed responsibilities for the Food Ingredient business as well.

Mark B. Anderson is our Vice President and General Manager–Retail, a position he has held since 2002. Mr. Anderson is also the President of the Cheese & Other Dairy-Case Products Division, a position he has held since 2004. From 1995 to 2002, Mr. Anderson held various management positions within the Cheese & Other Dairy-Case Products Division.

Adrian M. Jones became a member of our board of directors in June 2010. Mr. Jones has been with Goldman, Sachs & Co. since 1994 and is a Managing Director in the Merchant Banking Division in New York where he co-heads the American Equity business and sits on the Global Investment Committee. Mr. Jones is currently a director on the boards of Biomet, Inc., CTI Foods, Inc., Education Management Corporation, and HealthMarkets, Inc. He previously served as a director on the boards of Autocam Corporation from 2004 to 2007, Burger King Holdings, Inc. from 2002 to 2008, Dollar General Corporation from 2007 to 2012 and Signature Hospital, LLC from 2006 to 2012. Mr. Jones holds an M.B.A. from Harvard Business School and a B.A. from University College, Galway, Ireland.

Nicole V. Agnew became a member of our board of directors in June 2010. Ms. Agnew has been with Goldman, Sachs & Co. since 2005; she is a Managing Director of Goldman, Sachs & Co. and works in the Merchant Banking Division in New York where she focuses primarily on consumer and retail-related investment opportunities. Ms. Agnew is currently a director on the boards of CTI Foods, Kenan Advantage Group, Sensus and Flynn Restaurant Group. Prior to joining Goldman Sachs, Ms. Agnew worked from 2003 to 2005 as an Associate of Onex Corporation in New York and served from 1999 to 2003 in the investment banking division of Merrill Lynch in New York. Ms. Agnew holds an A.B. degree from Harvard University.

Leo F. Mullin became a member of our board of directors in June 2010. Mr. Mullin serves as a Senior Advisor, on a part-time basis, to GS Capital Partners, including board service on companies in which GS Capital Partners has invested. Mr. Mullin is a director of the publicly held companies Johnson & Johnson, ACE, Ltd. and Education Management Corporation, and previously served as a director of BellSouth Corporation from 1998 through 2006. From 1997 to 2004, Mr. Mullin served as the Chief Executive Officer, and from 1999 to 2004, the Chairman, of Delta Airlines. Mr. Mullin holds M.B.A., M.S., and A.B. degrees from Harvard University.

Gregg A. Ostrander became a member of our board of directors in June 2010. Mr. Ostrander served as Chief Executive Officer of Michael Foods, Inc. from 1994 through 2007 and from April 2009 through October 2009. He was a director of Michael Foods, Inc. from 1994 through June 2010, serving as Chairman from 2001 until June 2010. Mr. Ostrander is also a director of Carlisle Companies Inc., a construction materials firm.

Kent R. Weldon has been a member of our board of directors since June 2010 and was a member of the Michael Foods, Inc. board of directors from 2005 until June 2010. Mr. Weldon has been with Thomas H. Lee Partners, L.P. since 1995 (and previously from 1991 to 1993) and is a Managing Director. Mr. Weldon also serves as a director of Acosta, Inc. and CTI Foods. He was formerly a director of CC Media Holdings, Inc. from 2008 to 2010, of Nortek, Inc. from 2004 to 2009, of CMP Susquehanna Corp. and CMP Susquehanna Holdings Corp. from 2006 to 2008, of FairPoint Communications, Inc. from 2000 to 2007, and of Syratech Corporation from 1997 to 2005. He holds an M.B.A. from Harvard Business School and a B.A., summa cum laude, from the University of Notre Dame.

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

We have also reviewed management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management has represented to us that the Company’s internal control over financial reporting was effective as of December 28, 2013.

We have received from and discussed with Ernst & Young LLP (“EY”) the written disclosures and the letter required by the Public Company Accounting Oversight Board (“PCAOB”) Rule 3526, related to the independence of EY. We have also considered the compatibility of non-audit services with the independence of EY. In addition, we discussed with EY any matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees.

Based on our review and discussions described above, we recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Form 10-K for the fiscal year ended December 28, 2013.

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

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations, and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the Compensation Committee of our Board of Directors, which is composed of two members. The Committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs, and administers the plans and programs application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and Chief Financial Officer are determined by their employment agreements with the Company, as further discussed below. The Committee generally meets once annually.

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

When we make executive compensation decisions, we review individual performance and corporate performance. The Compensation Committee measures performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to our goals, as well as achievement of their individual goals, and makes a recommendation to the Compensation Committee with respect to any merit increase in salary and stock option grants for each member of the executive team, other than himself. Annual incentive opportunity is set at the start of each year, with the actual payment determined upon the relative achievement of our annual adjusted EBITDA target, which was $260 million for fiscal year 2013. Incentive payments are formula-driven using a pre-established grid (i.e., percentages over or under the target adjusted EBITDA level for the year). The Committee has discretion to adjust the formula-derived incentive payments to take into account unusual factors that may have inhibited, or enhanced, achievement of the annual adjusted EBITDA target. The Compensation Committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to our corporate goals and achievement of his or her individual goals.

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

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2013, the Compensation Committee approved an annual adjusted EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our relative achievement of this target. Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an adjusted EBITDA level relatively consistent with our annual operating plan. We do not use any mitigating incentive compensation features (such as claw-backs, bonus banks, or multi-year performance-driven criteria). Our incentive awards are based only on annual adjusted EBITDA target achievement and are paid in cash in the following year. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2013 were made on March 14, 2014.

The Compensation Committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2013 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

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

Adrian M. Jones, Chairperson

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2013.

Summary Compensation Table (1)

Name and Principal Position	Year	Salary	(2) Non-equity Incentive Plan	(3) All Other	Total
James E. Dwyer, Jr.	2013	$750,000	$421,875	$40,112	$1,211,987
Chairman and	2012	750,000	562,500	340,245	1,652,745
Chief Executive Officer	2011	750,000	140,625	43,232	933,857

Mark W. Westphal	2013	$461,250	$224,860	$12,605	$698,715
Senior Vice President and	2012	459,952	298,969	12,340	771,261
Chief Financial Officer	2011	450,000	73,125	12,140	535,265

Thomas J. Jagiela	2013	$307,983	$112,599	$23,950	$444,532
Senior Vice President—	2012	307,117	149,719	14,402	471,238
Operations and Supply Chain	2011	299,462	36,504	14,062	350,029

Michael A. Elliott	2013	$257,557	$125,559	$11,004	$394,120
Vice President and GM—	2012	238,503	155,027	6,445	399,975
Foodservice and Food Ingredient	2011	232,814	37,832	10,564	281,210

Mark B. Anderson	2013	$253,532	$123,597	$12,107	$389,236
Vice President and GM—	2012	246,282	160,084	11,857	418,223
Retail, President, Crystal Farms	2011	240,143	39,023	11,515	290,681
(1)

There were no time-vesting options granted in 2013, 2012 or 2011. Please see the Outstanding Equity Awards table for detail regarding stock option grants. Please also see Note I to our consolidated financial statements for assumptions used. In March 2011 and again in December 2012, we repriced the options outstanding related to the respective dividends paid to our shareholders. The option plan contains anti-dilution provisions so there was no impact on the fair value at the repricing and no impact on stock compensation was required to be recognized under the accounting guidance. The performance-vesting Classes B through D options only vest and become exercisable upon a liquidity event as defined in the plan. Assuming a liquidity event with a price per share that is equal to the return on initial investment threshold, there is no grant date fair value as all exercise prices exceed the threshold level for the performance-vesting options.

(2)	Payments for 2013, 2012 and 2011 performance were made in the following March under our incentive plans.
(3)

Reflects lump sum wage payments in lieu of merit increases, the value of contributions made under the Retirement Savings Plan (a defined contribution plan) and the value of life insurance premiums paid by us. For Mr. Dwyer, the 2013 amount includes $30,000 for reimbursement of personal country club dues; the 2012 amount includes $331,169 reimbursement for costs associated with relocating to Minnesota; the 2011 amount includes $30,506 for commuting travel costs and reimbursement for personal country club dues.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
James E. Dwyer, Jr.
Executive Officer Incentive Plan	$43,275	$562,500	$750,000
Mark W. Westphal
Executive Officer Incentive Plan	$23,063	$299,813	$461,250
Thomas J. Jagiela
Executive Staff Incentive Plan	$11,549	$150,142	$230,987
Michael A. Elliott
Executive Officer Incentive Plan	$14,300	$185,900	$286,000
Mark B. Anderson
Executive Officer Incentive Plan	$12,974	$168,659	$259,475

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

MFI Holding Corporation Equity Incentive Plan

Effective July 30, 2010, we adopted the MFI Holding Corporation Equity Incentive Plan (the “Plan”) to (a) assist the Company and its affiliated companies in recruiting and retaining employees, directors and consultants, (b) provide employees, directors and consultants with an incentive for productivity and (c) provide employees, directors and consultants with an opportunity to share in the growth and value of the company. The maximum number of shares that may be subject to the Plan is 71,065. At December 28, 2013, there were 8,344 shares remaining available for issuance. Under the form of option agreement used under the Plan, the term of the options commences on the date of grant and expires on the tenth anniversary of the date of grant unless earlier terminated or cancelled. The exercise price per share purchasable under each option will be determined by the compensation committee of our board of directors; provided, however, that such exercise price shall not be less than the fair market value of the share on the date such option is granted. The Plan allows for the grant of incentive and non-qualified time-vesting and performance-vesting options. The accounting and disclosure for the Plan are included in the notes to our consolidated financial statements.

The time-vesting options (Class A) have a service condition and vest 20% on the anniversary date of the grant each year for five years, commencing on the first anniversary date of the grant. They also include a performance condition which is triggered upon the occurrence of a change in control, at which time the option shall, to the extent not then vested, automatically become fully vested and exercisable. Vested options may be exercised in whole or in part at any time and from time to time during the term by giving written notice of exercise. In certain instances, agreed to by the compensation committee of our board of directors, payment for exercise and applicable withholding may be made with shares (issued or to be issued as part of the exercise), with such shares to be valued at the fair market value on the date of such exercise.  The unvested portion of the time-vesting options is forfeited upon termination of employment.

The performance-vesting awards (Classes B, C and D) include three classes of options, each granted at differing option strike prices. Each class of performance-vesting options, at the classes’ corresponding option strike price, is treated as if it were a separate option, each of which may be exercised individually. The performance-vesting options become vested and exercisable with respect to 100% of the aggregate number of the shares only upon the consummation of a liquidity event as defined in the Plan. For purposes of determining whether a liquidity event has occurred, the applicable return on initial investment threshold is a minimum return of two times. The unvested portion of the performance-vesting options is forfeited upon termination of employment.

Outstanding Equity Awards at December 28, 2013 (1)

	Option Awards (2)
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
James E. Dwyer, Jr.
Time-vesting-Class A	2,400.19	1,600.13		$396.22	7/30/2020
Performance-vesting Class B	0		6,984.68	$2,872.87	7/30/2020
Performance-vesting Class C	0		2,982.44	$4,358.86	7/30/2020
Performance-vesting Class D	0		2,232.02	$5,349.52	7/30/2020
Performance-vesting Class B	0		563.36	$2,872.87	5/11/2021
Performance-vesting Class C	0		498.54	$4,358.86	5/11/2021
Performance-vesting Class D	0		592.73	$5,349.52	5/11/2021
Mark W. Westphal
Time-vesting-Class A	960.07	640.06		$396.22	7/30/2020
Performance-vesting Class B	0		2,793.87	$2,872.87	7/30/2020
Performance-vesting Class C	0		1,192.98	$4,358.86	7/30/2020
Performance-vesting Class D	0		892.81	$5,349.52	7/30/2020
Performance-vesting Class B	0		225.35	$2,872.87	5/11/2021
Performance-vesting Class C	0		199.41	$4,358.86	5/11/2021
Performance-vesting Class D	0		237.12	$5,349.52	5/11/2021
Thomas J. Jagiela
Time-vesting-Class A	273.09	182.06		$396.22	7/30/2020
Performance-vesting Class B	0		873.09	$2,872.87	7/30/2020
Performance-vesting Class C	0		372.81	$4,358.86	7/30/2020
Performance-vesting Class D	0		279.00	$5,349.52	7/30/2020
Performance-vesting Class B	0		70.42	$2,872.87	5/11/2021
Performance-vesting Class C	0		62.32	$4,358.86	5/11/2021
Performance-vesting Class D	0		74.10	$5,349.52	5/11/2021
Michael A. Elliott
Time-vesting-Class A	520.04	346.70		$396.22	7/30/2020
Performance-vesting Class B	0		1,513.35	$2,872.87	7/30/2020
Performance-vesting Class C	0		646.20	$4,358.86	7/30/2020
Performance-vesting Class D	0		483.60	$5,349.52	7/30/2020
Performance-vesting Class B	0		122.06	$2,872.87	5/11/2021
Performance-vesting Class C	0		108.01	$4,358.86	5/11/2021
Performance-vesting Class D	0		128.44	$5,349.52	5/11/2021
Mark B. Anderson
Time-vesting-Class A	440.03	293.36		$396.22	7/30/2020
Performance-vesting Class B	0		1,280.53	$2,872.87	7/30/2020
Performance-vesting Class C	0		546.78	$4,358.86	7/30/2020
Performance-vesting Class D	0		409.20	$5,349.52	7/30/2020
Performance-vesting Class B	0		103.28	$2,872.87	5/11/2021
Performance-vesting Class C	0		91.39	$4,358.86	5/11/2021
Performance-vesting Class D	0		108.68	$5,349.52	5/11/2021
(1)	No stock awards were granted or outstanding in 2013.
(2)

The time-vesting Class A options vest 20% per year beginning on the first anniversary of the grant date. The performance-vesting Classes B through D options only vest upon consummation of a liquidity event as defined in the Plan. See the discussion above regarding the MFI Holding Corporation Equity Incentive Plan vesting provisions.

Employment Agreements

General Provisions. The employment agreement with James E. Dwyer, Jr. was effective as of June 29, 2010 and provides for automatic one-year renewals beginning with the second anniversary of the agreement’s effective date. The Dwyer employment agreement provides that Mr. Dwyer’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Dwyer. The Dwyer employment agreement provides that Mr. Dwyer will receive an annual base salary of at least $750,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2013, Mr. Dwyer was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods Executive Officers Incentive Plan. Mr. Dwyer is subject to a noncompetition and nonsolicitation provision within his employment agreement.

The employment agreement with Mark W. Westphal was effective as of June 29, 2010 and provides for automatic one-year renewals beginning with the second anniversary of the agreement’s effective date. The Westphal employment agreement provides that Mr. Westphal’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Westphal. The Westphal employment agreement provides that Mr. Westphal will receive an annual base salary of at least $450,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2013, Mr. Westphal was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods Executive Officers Incentive Plan. Mr. Westphal is subject to a noncompetition and nonsolicitation provision within his employment agreement.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Adrian Jones and Kent Weldon. The compensation arrangements for our Chief Executive Officer and our Chief Financial Officer were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Goldman Sachs and each executive officer. No Compensation Committee interlock relationships existed in 2013.

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

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2013 totaled $268,454. The fees earned or paid in cash by us to non-employee outside directors for service as directors for the year ended December 28, 2013 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Mullin	$65,000	$0	$65,000
Mr. Ostrander	65,000	0	65,000
Mr. Jones	0	0	0
Ms. Agnew	0	0	0
Mr. Weldon	0	0	0

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Michael Foods Group, Inc. is a corporation whose securities are 100% held by MFI Midco Corporation. MFI Midco Corporation is a corporation whose securities are 100% held by Michael Foods Holding, Inc. Michael Foods Holding, Inc. is a corporation whose securities are 100% held by MFI Holding Corporation.

The following table sets forth information, as of March 21, 2014, concerning the beneficial ownership of MFI Holding common stock by: (i) each person or entity owning more than five percent of the outstanding MFI Holding common stock and (ii) each stockholder of MFI Holding’s board of directors, each of our named executive officers for whom information is provided in Item 11 hereof and all members of the board of directors and executive officers as a group. MFI Holding’s outstanding stock consists of 243,664.25 shares of common stock. To our knowledge, each of these stockholders has sole voting and investment power as to the shares of stock shown unless otherwise noted. Beneficial ownership of the stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Except as otherwise indicated, the business address for each of our beneficial owners is c/o MFI Holding Corporation, 301 Carlson Parkway, Suite 400, Minnetonka, Minnesota 55305.

Name and Address of Beneficial Owner	Amount of Common Stock Ownership	Percent of Common Stock
Principal Security holders:
GS Capital Partners (1)	181,444.76	74.4%
Thomas H. Lee Partners L.P. and affiliates (2)	50,471.41	20.7%

Board of Directors and Named Executive Officers:
James E. Dwyer Jr.	2,018.85	*
Mark Westphal	1,514.14	*
Thomas J. Jagiela	252.35	*
Michael A. Elliott	555.19	*
Mark B. Anderson	353.29	*
Nicole V. Agnew (1)	181,444.76	74.4%
Adrian M. Jones (1)	181,444.76	74.4%
Leo F. Mullin (3)	126.18	*
Gregg A. Ostrander (4)	1,009.42	*
Kent R. Weldon (2)	50,471.41	20.7%

All directors and executive officers as a group (11 persons)	238,124.13	97.7%

*  Less than 1%

(1) Includes stock owned of record by each of the following entities (collectively, the “Goldman Sachs Funds”): GS Capital Partners VI Fund, L.P., 84,696.72 shares; GS Capital Partners VI Offshore Fund, L.P., 70,447.76 shares; GS Capital Partners VI GmbH & Co. KG, 3,010.12 shares; and GS Capital Partners VI Parallel, L.P. 23,290.16 shares. Affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or other manager of each of the Goldman Sachs Funds, and each of the Goldman Sachs Funds shares voting and investment power with certain of its respective affiliates. Each of the Goldman Sachs Funds is affiliated with or managed by Goldman, Sachs & Co., which is wholly-owned, directly and indirectly, by The Goldman Sachs Group, Inc. Each of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. disclaims beneficial ownership of the shares owned by each of the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The address of each of the Goldman Sachs Funds is 200 West Street, New York, NY 10282. Nicole V. Agnew and Adrian M. Jones are managing directors of Goldman, Sachs & Co. As such, Ms. Agnew and Mr. Jones may be deemed to have shared voting and investment power over, and therefore may be deemed to beneficially own, shares of our common stock owned by the Goldman Sachs Funds. Each of Ms. Agnew and Mr. Jones disclaims beneficial ownership of these shares except to the extent of their pecuniary interest therein, if any.

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

The general partner of each of the THL Funds is THL Equity Advisors V, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (“THL Advisors”), whose managing member is THL Holdco, LLC (“THL Holdco”). THL Investment Management Corp. is the general partner of Thomas H. Lee Investors Limited Partnership. The 1997 Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over shares owned of record by the 1997 Trust. Putnam Investments Holdings, LLC (“Putnam Holdings”) is the managing member of the Putnam Entities. Putnam Investments, LLC (“Putnam Investments”, and collectively with the Putnam Entities and Putnam Holdings, “Putnam”) is the managing member of Putnam Holdings. Additionally, THL Advisors is the attorney-in-fact for Putnam Investments and Great West with respect to the shares of our common stock. Each of the entities referenced above in this footnote disclaims beneficial ownership of the shares of common stock referenced in this footnote except to the extent of its pecuniary interest therein.

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

(3) Mr. Mullin’s address is 710 Fairfield Road, Atlanta, GA 30327.

(4) Mr. Ostrander’s address is 2385 Gulf Shore Blvd. North, Naples, FL 34103.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 28, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by securityholders (1)	62,505	$2,778.03	8,344
Equity compensation plans not approved by securityholders	0	0	0
Total	62,505	$2,778.03	8,344
(1)	Stock options are granted by MFI Holding Corporation
(2)	Excludes securities to be issued for outstanding options

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board of Directors has affirmatively determined that two of its six current members are independent directors under the applicable rules and regulations of the SEC and the New York Stock Exchange listing standards.

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

We will pay to the managers a 1% transaction fee (based on the total value of the transaction) in connection with certain transactions during the term of the management agreement, including acquisitions, sales or dispositions of assets or equity interests or similar transactions involving the Company or any of its subsidiaries.

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

Policies and Procedures for Reviewing Related Party Transactions

The Company has not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. We did not enter into any new related-party transactions during 2013.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ernst & Young LLP, (“EY”) was our principal accountant for the years ended December 28, 2013 and December 29, 2012. The EY audit services fees for 2013 and 2012 were $645,441 and $513,250.

Audit-Related Fees

Total fees paid to EY for audit-related services rendered during 2012 were $607,562. We did not incur audit-related fees with EY in 2013.

Tax Fees

The EY tax services fees for 2013 and 2012 were $114,110 and $116,994.

All Other Fees

There were no other fees paid to EY under this category during 2013 or 2012.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. All services provided by our principal accountant(s) in 2013 were pre-approved by the Audit Committee or its Chairman.

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

10.2*	Security Agreement, dated June 29, 2010, by and among Michael Foods Group, Inc., MFI Midco Corporation, the Grantors party thereto and Bank of America, N.A., as administrative agent.

10.3*	Registration Rights Agreement, dated as of June 29, 2010, by and among MFI Holding, the GS Capital Partners VI Funds, the THL Funds and the Management Stockholders.

10.4*	Form of Indemnification Agreement, dated as of June 29, 2010 by and between MFI Holding and each Indemnitee.

10.5*	MFI Holding Corporation Equity Incentive Plan, adopted June 29, 2010.

Ex. No.

10.6*	Form of MFI Holding Corporation Nonqualified Stock Option Agreement (Time Vesting).

10.7*	Form of MFI Holding Corporation Nonqualified Stock Option Agreement (Performance Vesting).

10.8*	Amended and Restated Employment Agreement by and among Michael Foods, Inc. and James E. Dwyer, Jr., dated as of June 29, 2010.

10.9*	Amended and Restated Employment Agreement between Michael Foods, Inc. and Mark Westphal, dated as of June 29, 2010.

10.10*	Form of Management Contribution Agreement.

10.11*	Form of Management Subscription Agreement.

10.12*	Management Agreement, dated June 29, 2010, among MFI Holding Corporation, Goldman, Sachs & Co. and THL Managers V, LLC.

10.13*	First Amendment to Management Agreement, effective June 30, 2010, among Michael Foods, Inc., MFI Holding Corporation, Goldman, Sachs & Co. and THL Managers V, LLC.

10.14**	Amendment No. 1 to the Amended and Restated Credit Agreement, effective December 7, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Michael Foods Group, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Form S-4 Registration Statement (Registration No. 333-173400) dated June 21, 2011.

**      Previously filed with our Annual Report on Form 10-K dated March 22, 2013.

SCHEDULE II

MICHAEL FOODS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
December 31, 2011	$827	$48	$0	$875
December 29, 2012	875	264	0	1,139
December 28, 2013	1,139	0	(586)	553

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS GROUP, INC.
Date: March 21, 2014	By:	/s/ JAMES E. DWYER, JR .
James E. Dwyer, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 21, 2014	By:	/s/ MARK W. WESTPHAL
Mark W. Westphal Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ NICOLE V. AGNEW	March 21, 2014
Nicole V. Agnew (Director)
/s/ ADRIAN M. JONES	March 21, 2014
Adrian M. Jones (Director)
/s/ LEO F. MULLIN	March 21, 2014
Leo F. Mullin (Director)
/s/ GREGG A. OSTRANDER	March 21, 2014
Gregg A. Ostrander (Director)
/s/ KENT R. WELDON	March 21, 2014
Kent R. Weldon (Director)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of Michael Foods Group, Inc.

We have audited the accompanying consolidated balance sheets of Michael Foods Group, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012 and the related consolidated statements of earnings and comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michael Foods Group, Inc. and subsidiaries at December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 21, 2014

MICHAEL FOODS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share and Per Share Data)

	December 28, 2013	December 29, 2012
ASSETS
Current Assets
Cash and equivalents	$60,677	$43,274
Accounts receivable, less allowances	170,935	164,025
Inventories	158,495	153,171
Prepaid expenses and other	13,948	18,445
Total Current Assets	404,055	378,915
Property, Plant and Equipment
Land	10,410	9,589
Buildings and improvements	138,010	128,422
Machinery and equipment	335,723	285,848
Total Property, Plant and Equipment	484,143	423,859
Less accumulated depreciation	215,941	159,195
Property, Plant and Equipment, net	268,202	264,664
Goodwill	831,171	830,017
Intangible assets, net	523,608	554,408
Deferred financing costs	31,487	39,436
Other assets	8,786	7,908
Total Assets	$2,067,309	$2,075,348
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$4,758	$19,833
Accounts payable	103,365	99,184
Accrued liabilities
Compensation	15,899	18,347
Customer programs	38,388	33,547
Interest	22,534	22,920
Other	28,999	32,277
Total Current Liabilities	213,943	226,108
Long-term debt, less current maturities	1,166,304	1,189,570
Deferred income taxes	234,847	253,195
Other long-term liabilities	3,628	6,978
Commitments and contingencies	-	-
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares issued and outstanding as of December 28, 2013 and December 29, 2012	0	0
Additional paid-in capital	405,276	394,201
Retained earnings	43,960	7,037
Accumulated other comprehensive loss	(649)	(1,741)
Total Shareholder’s Equity	448,587	399,497
Total Liabilities and Shareholder’s Equity	$2,067,309	$2,075,348

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Net sales	$1,948,283	$1,856,054	$1,766,588
Cost of sales	1,623,024	1,544,501	1,493,575
Gross profit	325,259	311,553	273,013
Selling, general and administrative expenses	161,336	177,164	156,853
Operating profit	163,923	134,389	116,160
Interest expense, net	86,421	90,356	98,140
Unrealized (gain) loss on currency transactions	1,156	(440)	390
Loss on early extinguishment of debt	0	0	3,527
Earnings before income taxes and equity in losses of unconsolidated subsidiary	76,346	44,473	14,103
Income tax expense (benefit)	25,208	12,524	(715)
Equity in losses of unconsolidated subsidiary	774	1,855	529
Net earnings	$50,364	$30,094	$14,289
Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	1,077	(2,413)	(544)
Foreign currency translation adjustment	15	209	(513)
Other comprehensive income (loss) (see Note K)	1,092	(2,204)	(1,057)
Comprehensive income	$51,456	$27,890	$13,232

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands, except Company shares)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Balance at January 1, 2011	100	$0	$468,818	$3,277	$1,520	$473,615
Stock option compensation	0	0	1,947	0	0	1,947
Non-cash capital invested by parent	0	0	265	0	0	265
Dividend to parent	0	0	(59,868)	(5,228)	0	(65,096)
Net earnings	0	0	0	14,289	0	14,289
Other comprehensive loss, net of tax	0	0	0	0	(1,057)	(1,057)
Balance at December 31, 2011	100	$0	$411,162	$12,338	$463	$423,963
Stock option compensation	0	0	2,121	0	0	2,121
Non-cash capital invested by parent	0	0	292	0	0	292
Dividend to parent	0	0	(19,374)	(35,395)	0	(54,769)
Net earnings	0	0	0	30,094	0	30,094
Other comprehensive loss, net of tax	0	0	0	0	(2,204)	(2,204)
Balance at December 29, 2012	100	$0	$394,201	$7,037	$(1,741)	$399,497
Stock option compensation	0	0	2,163	0	0	2,163
Capital contributed by parent	0	0	87	0	0	87
Non-cash capital invested by parent	0	0	8,825	0	0	8,825
Dividend to parent	0	0	0	(13,441)	0	(13,441)
Net earnings	0	0	0	50,364	0	50,364
Other comprehensive income, net of tax	0	0	0	0	1,092	1,092
Balance at December 28, 2013	100	$0	$405,276	$43,960	$(649)	$448,587

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$50,364	$30,094	$14,289
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,735	66,846	66,446
Amortization of intangibles	30,800	30,800	30,800
Amortization of deferred financing costs	8,117	7,965	7,914
Write-off of deferred financing costs	0	0	1,845
Amortization of original issue discount on long-term debt	2,122	2,155	2,164
Write-off of original issue discount on long-term debt	0	0	1,123
Deferred income taxes	(15,571)	(26,975)	(9,342)
Non-cash stock option compensation	2,163	2,121	1,947
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,395	(21,289)	(12,949)
Inventories	5,338	5,546	(16,534)
Prepaid expenses, income taxes and other	1,822	(1,023)	20,532
Accounts payable	220	8,149	20,760
Accrued liabilities	7,369	13,516	(5,826)
Net cash provided by operating activities	161,874	117,905	123,169
Cash flows from investing activities:
Capital expenditures	(50,671)	(37,275)	(45,230)
Business acquisition (see Note B)	(38,910)	0	0
Investments in and equity adjustments of joint ventures and other	(610)	0	(850)
Net cash used in investing activities	(90,191)	(37,275)	(46,080)
Cash flows from financing activities:
Payments on long-term debt	(40,806)	(49,330)	(821,366)
Proceeds from long-term debt	0	0	840,000
Deferred financing costs	(168)	(1,374)	(7,241)
Dividend to parent	(13,441)	(54,769)	(65,096)
Additional capital invested by parent	87	0	0
Net cash used in financing activities	(54,328)	(105,473)	(53,703)
Effect of exchange rate changes on cash	48	(1)	(73)
Net increase (decrease) in cash and equivalents	17,403	(24,844)	23,313
Cash and equivalents at beginning of period	43,274	68,118	44,805
Cash and equivalents at end of period	$60,677	$43,274	$68,118
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$76,141	$75,654	$83,863
Income taxes	28,409	43,385	(13,248)
Non-cash capital investment by parent (see Note H)	$8,825	$292	$265
Non-cash property, plant and equipment under capital lease (see Note C)	$0	$5,145	$0

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Michael Foods Group, Inc. (“Michael Foods,” “Company,” “we,” “us,” “our”) is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy-case products, and refrigerated potato products.

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

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of the Company and all wholly and majority owned subsidiaries in which it has control. All significant intercompany accounts and transactions have been eliminated. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company utilizes a 52/53-week fiscal year ending on the Saturday nearest to December 31. Each of the years ended December 28, 2013, December 29, 2012 and December 31, 2011 contained 52 weeks.

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

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due from customers. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $553,000 and $1,139,000 at December 28, 2013 and December 29, 2012, respectively.

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

Inventories consisted of the following as of the years ended, (in thousands):

	December 28, 2013	December 29, 2012
Raw materials and supplies	$25,869	$28,989
Work in process and finished goods	101,895	88,353
Flocks	30,731	35,829
	$158,495	$153,171

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

We capitalized interest of $274,000, $82,000 and $374,000 in the years ended December 28, 2013, December 29, 2012 and December 31, 2011 relating to the construction and installation of property, plant and equipment. Our policy is to capitalize interest on all major projects where construction and/or installation continue for an extended period of time.

Goodwill and Intangible Assets

We recognize as goodwill the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed. Goodwill and intangible assets with indefinite lives (e.g., trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of fair value compared to the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the fair value is less than the carrying value of the related asset. None of our goodwill, customer relationships or other intangible assets was impaired as of December 28, 2013 and no impairment losses were recorded in the years ended December 28, 2013, December 29, 2012 or December 31, 2011.

Approximately $4.1 million of goodwill is deductible for tax purposes. The following table is a reconciliation of the carrying amount of goodwill by reportable segment as of December 28, 2013 and December 29, 2012, (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Total
Balance as of December 31, 2011	$688,339	$92,882	$48,625	$829,846
Translation adjustment	171	0	0	171
Balance as of December 29, 2012	688,510	92,882	48,625	830,017
Translation adjustment	(468)	0	0	(468)
Acquisition	1,622	0	0	1,622
Balance as of December 28, 2013	$689,664	$92,882	$48,625	$831,171

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

The following are our intangible assets, other than goodwill, as of the years ended, (in thousands):

	December 28, 2013	December 29, 2012
Amortized intangible assets, principally customer relationships	$521,000	$521,000
Accumulated amortization	(108,392)	(77,592)
	412,608	443,408
Indefinite lived intangible assets, trademarks	111,000	111,000
	$523,608	$554,408

The intangible asset amortization expense was $30.8 million in each of the years ended December 28, 2013, December 29, 2012 and December 31, 2011. The estimated amortization expense for years 2014 through 2018 is as follows (in thousands):

2014	$31,392
2015	30,800
2016	30,800
2017	30,800
2018	30,800

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

Deferred Financing Costs

Deferred financing costs are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the years ended (in thousands):

	December 28, 2013	December 29, 2012
Beginning balance	$39,436	$46,027
Additions to deferred financing costs	168	1,374
Amortization	(8,117)	(7,965)
	$31,487	$39,436

Our credit agreement was modified on December 11, 2012 in connection with the issuance of senior PIK notes by Michael Foods Holding, Inc. Included in the additions to deferred financing costs were direct costs related to the amendment, which were capitalized and will be amortized using the effective interest rate method over the remaining life of the credit agreement. In 2012, we also incurred third party fees that were expensed and included in selling, general and administrative expenses.

Also, our credit agreement was previously amended and restated on February 25, 2011. We capitalized certain costs associated with the amendment and restatement. Costs not capitalized, related to lenders who chose not to participate in our amended and restated credit agreement, were included in early extinguishment of debt costs for the year ended December 31, 2011.

Restricted Cash

We and our principal insurance carrier are parties to a pledge and security agreement and an escrow agreement for the guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims. In August 2013, we were required to increase the guarantee by $610,000.  As of December 28, 2013 we had $6.3 million and as of December 29, 2012, we had approximately $5.7 million in the escrow collateral money market account at Bank of New York Mellon. The funds in this account are restricted cash and the carrying value is included in long-term other assets on our balance sheet.

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. Transactional gains and losses are reported in the consolidated statement of earnings and comprehensive income. Michael Foods, Inc., a wholly-owned subsidiary of the Company, holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings in the period of change.

Joint Venture

As of December 28, 2013, we have invested $2 million, our 50% share of the capital funding of a joint venture, in MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company.    At December 28, 2013, Lang Fang MK Food Company Ltd. had $2.1 million outstanding under its credit facility, for which we have guaranteed our portion; see Note C for additional information.  We account for the joint venture under the equity method of accounting. Lang Fang MK Food Company Ltd. has ceased operations.

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

Marketing and Advertising Costs

We promote our products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail, we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Our advertising expense was approximately $16.2 million, $18.5 million and $16.7 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB updated the guidance requiring companies to report, in one place, information about reclassifications of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required in conformity with accounting principles generally accepted in the United States is required. The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note. The adoption of this updated guidance was effective for us beginning with fiscal year 2013. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows

There were no other accounting pronouncements adopted or issued during the year ended December 28, 2013 that had or are expected to have a material impact on our financial position, operating results or disclosures.

NOTE B—BUSINESS ACQUISITION

On June 27, 2013, we purchased the net assets of Primera Foods Corporation (“Primera”), an egg products processing company with operations in the Midwest. The purchase price of $38.9 million was financed through cash from operations. The acquired net assets, recorded at fair value, include $26.9 million of current assets, primarily accounts receivable and inventory, $4.7 million of current liabilities, primarily accounts payable and $15.1 million for property, plant and equipment. We also recorded $1.6 million in goodwill as we expect to achieve significant synergies and cost reductions through the integration of Primera customers and operations into our egg products division. Between the closing date and December 28, 2013, we made $3.2 million of working capital true-up payments to Primera per the asset purchase agreement, which are included in the amounts above.

NOTE C—DEBT

Long-term debt consisted of the following as of the years ended (in thousands):

	December 28, 2013	December 29, 2012
Credit facility—revolving line of credit	$0	$0
Credit facility—term B loan	734,723	765,723
Senior unsecured notes	430,000	430,000
Secured notes	1,988	3,338
Capital leases	4,224	10,685
Guarantees	7,770	8,833
Other indebtedness	515	1,104
Less:
Current maturities	4,758	19,833
Unamortized original issue discount on term B loan	8,158	10,280
	$1,166,304	$1,189,570

Our aggregate minimum principal maturities of long-term debt reflect the amount to be paid upon maturity of our debt instruments and capital lease agreements. Aggregate minimum principal maturities of long-term debt for the fiscal years following December 28, 2013, are as follows (in thousands):

2014	$4,758
2015	3,431
2016	2,064
2017	1,750
2018	1,165,216
Thereafter	2,001

Credit Agreement Facilities

At December 28, 2013, we had a $75 million multi-year revolving line of credit, of which approximately $17.5 million matures June 29, 2015 with the remaining $57.5 million maturing February 25, 2016. As of December 28, 2013 and December 29, 2012, there were no outstanding borrowings under the revolving line of credit.

The term B loan, maturing February 25, 2018, is currently under Eurodollar contracts and bears interest at 1.25%, plus a 3% margin.  The interest paid on these obligations will float with changes in LIBOR rates. On February 28, 2013, November 29, 2013 and December 27, 2013, we made $10 million, $11 million and $10 million voluntary prepayments on the term B loan. On December 27, 2012, we made a $40 million voluntary prepayment on the term B loan.

The credit agreement, including the revolving line of credit and term B loan, is collateralized by substantially all of our assets. The credit agreement contains restrictive covenants, including restrictions on dividends and distributions to shareholders, a maximum leverage ratio, a minimum interest coverage ratio and limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense, depreciation and amortization expense, and other adjustments as defined in the credit agreement. For the year ended December 28, 2013, the maximum leverage ratio requirement was 6.50 to 1.00 and the minimum interest coverage ratio requirement was 1.90 to 1.00. We were in compliance with all of the covenants under the credit agreement as of December 28, 2013.

Senior Unsecured Notes

At December 28, 2013, we had outstanding $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee. Interest on the notes is payable semi-annually on January 15 and July 15. The notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders. We were in compliance with all of the covenants under the notes as of December 28, 2013. The notes are general unsecured senior debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness, but are effectively junior to our secured indebtedness to the extent of the value of the assets securing that indebtedness, including amounts due under the credit agreement.

Secured Notes

This note is a variable-rate note secured by equipment used in our potato products facility and matures on November 25, 2014. At December 28, 2013, the note had an effective interest rate of 3.6%.

Capital Leases

At December 28, 2013, capital leases consisted of a lease on our Winnipeg, Manitoba egg products processing facility with an outstanding balance of $4,224,000, which expires August 31, 2022. In December 2013, a variable rate lease secured by equipment used in our potato products facility matured.

The following reflects property under capital leases (in thousands):

	December 28, 2013	December 29, 2012
Property, plant and equipment held under lease agreements	$4,736	$19,832
Accumulated depreciation	(638)	(5,492)
	$4,098	$14,340

Guarantees

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facility in Wakefield, Nebraska. We are required to pay the principal and interest payments related to these bonds and therefore recorded this obligation as part of long-term debt. At December 28, 2013, we had approximately $6.7 million outstanding with respect to the 4.57% 2012 series bond maturing September 15, 2017.

In July 2012, we and our China joint venture partner each issued a $2 million irrevocable standby letter of credit with Bank of America, N.A. as beneficiary. We have guaranteed, through this standby letter of credit, 50% of a $4 million credit facility entered into by Lang Fang MK Food Company Ltd. and the China branch of Bank of America. At December 28, 2013, Lang Fang MK Food Company Ltd. had $2.1 million outstanding under its credit facility and we have recorded our portion of the guarantee, $1.1 million, as part of long-term debt.

The components of interest expense, net, for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are as follows (in thousands):

	2013	2012	2011
Interest expense	$75,755	$78,154	$81,985
Amortization of financing costs	8,117	7,965	7,914
Amortization of original issue discount on long-term debt	2,122	2,155	2,164
Mark-to-market on interest rate swap contracts	742	2,372	6,500
Capitalized interest	(274)	(82)	(374)
Interest income	(41)	(208)	(49)
Interest expense, net	$86,421	$90,356	$98,140

We are currently a party to five futures contracts to fix the variable portion of the interest rate on $350 million of our term B loan. The average rate of the contracts is 2.73% and the last contract matures on June 16, 2015. Because we do not treat those futures contracts as hedging instruments, we record unrealized gains or losses as a component of earnings in the period of change (see Note J).

NOTE D—INCOME TAXES

Income tax expense (benefit) for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 is as follows (in thousands):

	2013	2012	2011
Current:
Federal	$36,872	$35,920	$6,180
State	3,907	3,579	2,447
	40,779	39,499	8,627
Deferred:
Federal	(14,951)	(24,157)	1,715
Foreign	28	37	(10)
State	(648)	(2,855)	(11,047)
	(15,571)	(26,975)	(9,342)
	$25,208	$12,524	$(715)

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows (in thousands):

	December 28, 2013	December 29, 2012
Current deferred income taxes:
Flock inventories	$(7,713)	$(7,417)
Hedging	1,412	1,957
Other, primarily accrued expenses	10,011	13,265
Total gross deferred income taxes, current	3,710	7,805
Valuation allowance	(887)	(1,761)
Total current deferred income taxes	2,823	6,044
Non-current deferred income taxes:
Depreciation	(36,871)	(41,979)
Customer relationships	(151,345)	(162,420)
Trademarks and licenses	(40,096)	(39,969)
Goodwill	(1,411)	(1,370)
Net operating loss carry-forwards	2,220	2,179
Debt issuance costs	(6,954)	(9,153)
Other	5,210	5,026
Total gross deferred income taxes, non-current	(229,247)	(247,686)
Valuation allowance	(5,600)	(5,509)
Total non-current deferred income taxes	(234,847)	(253,195)
Total deferred income taxes	$(232,024)	$(247,151)

As of December 28, 2013, we have a valuation allowance related to deferred tax assets of $6.5 million and the net decrease during the year was $0.8 million. The valuation allowance was recorded against the deferred tax assets related to our foreign subsidiary and our investment in the entity that owns our foreign joint venture, based on management’s judgment that it is more-likely-than-not that the benefits of those deferred tax assets will not be realized in the future. The 2013 change in the valuation allowance relating to those deferred tax assets was due to a combination of currency rate fluctuations, the losses related to our foreign subsidiary and investment in our foreign joint venture, and the expiration of a capital loss carry-forward.  The current deferred tax asset is included in “Prepaid expenses and other” current assets.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings before equity in losses of unconsolidated subsidiary for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal impact	2.3%	3.1%	8.8%
Change in state tax rate for deferred taxes	0.5%	(2.0)%	(48.4)%
Qualified production activities deduction	(4.9)%	(8.4)%	(4.3)%
Other permanent differences	0.1%	0.3%	2.4%
Valuation allowance	0.4%	3.5%	0.4%
Other	(0.4)%	(3.3)%	1.0%
	33.0%	28.2%	(5.1)%

The effective tax rates for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were impacted by changes in the state tax rate used to determine our deferred income tax assets and liabilities. The rates changed due to changes in enacted state laws, changes in the composition of the groups that file in certain states and other changes to the apportionment of income to various states. These changes did not impact cash taxes paid.

We have foreign net operating loss carry-forwards of approximately $8.4 million which expire from 2025 through 2033.

Accounting for Uncertainty in Income Taxes

Following is a roll-forward of our unrecognized tax benefits (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Total unrecognized tax benefits at beginning of period	$2,079	$4,121	$3,791
Gross increase for tax positions taken in prior periods	0	3	712
Gross decrease for tax positions taken in prior periods	(12)	(17)	0
Gross increase for tax positions taken in current period	411	131	126
Reductions relating to settlements with taxing authorities	0	(1,792)	0
Reductions as a result of a lapse of applicable statute of limitations	(348)	(367)	(508)
Total unrecognized tax benefits at end of period	$2,130	$2,079	$4,121

The total liability associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $1.1 million at December 28, 2013.

The Company accrues interest and penalties associated with unrecognized tax benefits as interest expense in the consolidated statement of earnings and comprehensive income, and the corresponding liability in accrued interest in the consolidated balance sheet. Expenses of approximately $0.1 million for interest and penalties were reflected in the consolidated statement of earnings for the year ended December 31, 2011. In the consolidated statement of earnings and comprehensive income for the years ended December 28, 2013 and December 29, 2012, we had a benefit of approximately $0.1 million and $0.2 million reflecting the effect of the closing of statutes of limitations and settlements with taxing authorities. The corresponding liabilities in the consolidated balance sheet were approximately $0.7 million and $0.8 million at December 28, 2013 and December 29, 2012.

Included in the balance of unrecognized tax benefits for 2013 are tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We estimate that it is reasonably possible that $0.6 million to $0.8 million of unrecognized tax benefits could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to expiring statutes.

Our uncertain tax positions are related to tax years that remain subject to examination. As of December 28, 2013, the United States jurisdiction remains subject to examination for tax years 2008 through 2013.  The Minnesota, New Jersey and Wisconsin jurisdictions remain subject to examination for tax years 2009 through 2013. The Iowa jurisdiction remains subject to examination for the tax years 2010 through 2013.

NOTE E—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions were $3.5 million in the year ended December 28, 2013 and were $3.4 million in each of the years ended December 29, 2012 and December 31, 2011.

We also contribute to one union-defined contribution retirement plan which totaled $49,000, $40,000 and $31,000 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

NOTE F—RELATED PARTY TRANSACTIONS

Pursuant to a Management Agreement with Goldman, Sachs & Co. and THL Managers V, LLC, (together, the “managers”) we pay the managers an annual fee of the greater of $2.25 million or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fees were approximately $2.6 million, $2.4 million and $2.3 million in the years ended December 28, 2013, December 29, 2012 and December 31, 2011 and were included in selling, general and administrative expenses.

We will pay to the managers a 1% transaction fee (based on the total value of the transaction) in connection with certain transactions during the term of the Management Agreement, including acquisitions, sales or dispositions of assets or equity interests or similar transactions involving the Company or any of its subsidiaries.

NOTE G—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2024. The leases provide that real estate taxes, insurance, and maintenance expenses are our obligations. In addition, we lease some of our transportation equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $8 million, $7.2 million and $8.8 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

The following is a schedule of minimum rental commitments for base rent for the years ending (in thousands):

2014	$6,017
2015	5,486
2016	5,032
2017	4,252
2018	3,818
Thereafter	13,939

Other Guarantees

In addition to the debt guarantees described in Note C, we have guaranteed the repayment of an industrial revenue bond used for the expansion of a wastewater treatment facility in an Iowa municipality where we have a manufacturing facility. The repayment of the bond is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. At December 28, 2013, the principal balance of the guaranteed industrial revenue bond was approximately $0.8 million.

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 59% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. Two egg suppliers provide more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers under existing contracts will approximate $296.8 million in 2014, $303.9 million in 2015, $274.2 million in 2016, $274.6 million in 2017, and $274.6 million in 2018. The 2014 amount represents approximately 39% of our anticipated total egg requirements for the year. In addition, we have contracts to purchase potatoes that expire in 2014. These contracts will supply approximately 59% of the Refrigerated Potato Products Division’s raw potato needs in 2014. One potato supplier is expected to provide approximately 24% of our 2014 potato requirements. We purchase our cheese from numerous vendors on the open market at prevailing market prices.

Legal Matters

Antitrust claims: In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against Michael Foods, Inc. and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations), alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and egg products, and seeking unspecified damages. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Between late 2010 and early 2012, a number of companies, each of which would be part of the purported class in the antitrust action, brought separate actions against defendants. These “tag-along” cases, brought primarily by various grocery chains and food companies, assert essentially the same allegations as in the main action. All but one of the tag-along cases were either filed in or transferred to the Eastern District of Pennsylvania where they are being treated as related to the main action; discovery is underway in these matters. The one tag-along case where pretrial proceedings are not under the jurisdiction of the Eastern District of Pennsylvania was brought by a retail grocery chain in Kansas state court under Kansas law. Claims against Michael Foods in that particular matter were resolved through a confidential settlement agreement on April 11, 2013.

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

Patent infringement litigation: On October 27, 2010, National Pasteurized Eggs, Inc. and National Pasteurized Eggs, LLC (collectively “NPE”) commenced litigation against Michael Foods, Inc. and several of its subsidiaries in U.S. District Court for the Western District of Wisconsin. NPE alleged that our pasteurized shell eggs infringe on patents and trademarks that NPE owns or licenses. On April 15, 2011, Michael Foods, Inc. commenced litigation against National Pasteurized Eggs, Inc. in U.S. District Court for the District of Minnesota, alleging that National Pasteurized Eggs, Inc.’s production and sale of pasteurized shell eggs infringed three patents exclusively licensed to Michael Foods, Inc. The cases were consolidated before the U.S. District Court for the Western District of Wisconsin. A jury trial took place in June 2012; the jury returned a verdict of patent infringement against Michael Foods and awarded $5.8 million in damages which we accrued at that time. The verdict did not affect Michael Foods’ ability to continue producing pasteurized shell eggs, but in response to the jury verdict, we returned to process parameters that were in place prior to April 2010. On April 29, 2013, we filed an appeal of this matter with the U.S. Court of Appeals for the Federal Circuit. The matter was fully resolved on July 1, 2013 through court-ordered mediation and the appeal was subsequently dismissed. In late July 2013, we paid the $4.5 million settlement amount and reduced legal expense by the reversal of the $1.3 million previously accrued.

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We did not record a liability for the alleged underbilling as we believe there is no merit in this claim. During mediation on January 13, 2014, the parties agreed in principle to the terms of a settlement agreement that resolves all claims alleged by all parties. The parties are currently in the process of documenting the settlement, which must be approved by the Elizabeth City Council before it can become effective. The amount accrued related to this matter is adequate to cover the settlement.  Due to the uncertainty of approval and certain provisions in the settlement agreement, we have not recorded the settlement at this time.

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

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At December 28, 2013 and December 29, 2012, we had 5,000 shares of common stock authorized and 100 shares issued and outstanding with a $0.01 par value. All common shares were issued to Midco, a wholly owned subsidiary of Michael Foods Holding, Inc., which is a wholly owned subsidiary of MFI Holding.

Additional Paid In Capital

We recorded non-cash capital investments from our parent, of $8,825,000, $292,000 and $265,000 in the years ended December 28, 2013, December 29, 2012 and December 31, 2011, related to the tax benefit the Company receives on our parent’s interest expense and tax amortization deductions due to filing a consolidated Federal tax return.

Dividend

We are responsible for servicing Michael Foods Holding, Inc. senior PIK notes. On July 15, 2013, we paid a $13,441,000 dividend to Michael Foods Holding, Inc. to make its semi-annual interest payment on the notes.

NOTE I—STOCK-BASED COMPENSATION

MFI Holding Corporation Equity Incentive Plan

MFI Holding adopted the MFI Holding Corporation Equity Incentive Plan (the “Plan”) to (a) assist the Company and its affiliated companies in recruiting and retaining employees, directors and consultants; (b) provide employees, directors and consultants with an incentive for productivity; and (c) provide employees, directors and consultants with an opportunity to share in the growth and value of the company. The maximum number of shares that may be subject to the Plan is 71,065. Under the form of option agreement used under the Plan, the term of the options commences on the date of grant and expires on the tenth anniversary of the date of grant unless earlier terminated or cancelled. The exercise price per share purchasable under each option will be determined by the Compensation Committee of the MFI Holding Board of Directors; provided, however, that such exercise price shall not be less than the fair market value of the share on the date such option is granted. The Plan includes non-qualified time-vesting and performance-vesting options. The options and accrued stock compensation associated with the options is classified as equity and is being expensed during the requisite service periods. We recorded stock-based compensation expense of $2,163,000, $2,121,000 and $1,947,000 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. As of December 28, 2013, the total compensation cost for nonvested awards not yet recognized in our statements of earnings and comprehensive income was approximately $3.7 million. This amount will be expensed over the balance of the vesting periods, approximately 1.86 years.

On December 18, 2012, MFI Holding paid its shareholders a $321 million dividend. The Plan provisions require that in the event of a dividend, an appropriate adjustment will be determined to the number of outstanding option shares granted or their exercise prices in order to prevent dilution. Concurrent with the MFI Holding dividend payment, our compensation committee adopted a resolution that reduced the exercise prices of 44,173 performance-vesting stock options and 18,108 time-vesting stock options by the amount of the dividend per share. The required adjustment due to the dividend did not affect the fair value of the options outstanding and no incremental stock-based compensation was recorded.

The weighted-average grant-date fair value of time-vesting Class A options granted in 2013, 2012 and 2011 under the Plan was $423.76, $659.84 and $745.90, respectively. The fair value of shares vesting was $2.1 million in each of the years 2013, 2012 and 2011. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2013	2012	2011
Risk-free interest rate	0.81%	0.83%-1.20%	1.51%-1.87%
Expected term (in years)	5	5	5
Expected volatility	32.78%	32.78%	32.78%-32.96%
Expected dividends	None	None	None

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

The performance-vesting awards include three classes of options (referred to as Class B, C and D options) each granted at differing option strike prices. Each class of performance-vesting options, at the classes’ corresponding option strike price, is treated as if it were a separate option, each which may be exercised individually. The performance-vesting options become vested and exercisable with respect to option shares only upon the consummation of a liquidity event as defined in the Plan. A liquidity event will be deemed to have occurred when the existing owner group sells all of the equity securities of the company or has achieved a defined return on investment. For purposes of determining whether a liquidity event has occurred, the applicable return on initial investment (“ROI”) threshold is a minimum return of two times. The performance-vesting options are forfeited upon termination of employment. Based upon the performance conditions (liquidity event, as defined and ROI threshold of two times) for vesting of the performance-vesting options, the conditions will not be satisfied for class B, C or D options to become vested until a liquidity event is consummated. We expect all outstanding options to vest at that time. Therefore, we have not recorded compensation cost for performance-vesting options and we will reassess the probability of meeting the performance conditions quarterly or as business circumstances suggest that a liquidity event is probable, which is generally considered to be when it occurs.

Information regarding outstanding stock options follows:

	Time-Vesting		Performance Vesting
	Class A Options	Weighted- average Exercise Price Per Share(1)	Class B Options	Weighted- average Exercise Price Per Share(1)	Class C Options	Weighted- average Exercise Price Per Share(1)	Class D Options	Weighted- average Exercise Price Per Share(1)
Outstanding at December 29, 2012	18,108	$412.31	24,178	$2,872.87	11,072	$4,358.86	8,923	$5,349.52
Granted	653	$1,409.80	0		0		0
Exercised	(216)	$405.34	0		0		0
Forfeited	(213)	$536.73	0		0		0
Outstanding at December 28, 2013	18,332	$446.50	24,178	$2,872.87	11,072	$4,358.86	8,923	$5,349.52
Weighted-Average Remaining Contractual Term	6.74		6.68		6.68		6.68
Options vested and expected to vest	18,332	$446.50	24,178		11,072		8,923
Exercisable at December 28, 2013	10,292	$403.60	0		0		0
Weighted-Average Remaining Contractual Term	6.62
(1)	Footnote amounts have been adjusted to reflect the change in exercise price to avoid dilution.

NOTE J—HEDGING AND DERIVATIVES

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

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of grain, as of the years ended (in thousands):

	Corn Volume (in bushels)		Soybean Meal Volume (in tons)
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Commodity Contract	3,045	3,060	29	33

Information on location and amounts of derivative fair values in the consolidated balance sheets is presented below, as of the years ended (in thousands):

		Fair Value
		December 28, 2013		December 29, 2012
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain (1)	Prepaid expenses and other	$629	$(793)	$205	$(1,812)
Derivatives not designated as hedging instruments:
Commodity contracts – Energy (1)	Prepaid expenses and other	$101	$0	$36	$(152)
Foreign currency contracts	Prepaid expenses and other	$0	$(121)	$0	$0
Interest rate swap contracts	Other accrued liabilities and other long-term liabilities	$0	$(5,452)	$0	$(8,872)
(1)

Amounts represent the gross fair value of derivative assets and liabilities. We net the derivative assets and liabilities for each of our hedging programs, including cash collateral, when a master netting arrangement exists between us and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $928 and $22 as of December 28, 2013 and December 29, 2012. The gross fair value of the commodity energy contracts is exclusive of cash collateral receivable of $0 and $185 as of December 28, 2013 and December 29, 2012.

The following table represents the effect of derivative instruments in cash flow hedging relationships on our Consolidated Statements of Earnings and Comprehensive Income, net of tax for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	(Effective Portion)			(Ineffective Portion)
	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative (1)

	For the year ended December 28, 2013
Commodity contracts – Grain	$(73)	Cost of sales	$(1,149)	Cost of sales	$(52)
	For the year ended December 29, 2012
Commodity contracts – Grain	$(1,200)	Cost of sales	$1,213	Cost of sales	$(72)
	For the year ended December 31, 2011
Commodity contracts – Grain	$1,164	Cost of sales	$1,708	Cost of sales	$63
(1)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

The following table represents the effect of derivative instruments not designated as hedging instruments on our Consolidated Statements of Earnings and Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

		Gain (Loss) Recognized in Earnings on Derivative
	Locations of Gain (Loss) Recognized In Earnings on Derivative	2013	2012	2011

Commodity contracts – Energy	Cost of sales	$193	$247	$(1,017)

Foreign currency contracts	General and administrative expense	$(121)	$0	$0

Interest rate swap contracts	Interest expense	$(742)	$(2,372)	$(6,500)

NOTE K—COMPREHENSIVE INCOME

Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	December 28, 2013	December 29, 2012
Unrealized loss on cash flow hedges	$(124)	$(1,201)
Foreign currency translation	(525)	(540)
Accumulated other comprehensive loss	$(649)	$(1,741)

Changes in Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of the components of other comprehensive loss and the related tax effects for years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	2013	2012	2011
Unrealized gain (loss) on cash flow hedges, before tax	$1,701	$(3,838)	$(870)
Tax expense (benefit)	624	(1,425)	(326)
Unrealized gain (loss) on cash flow hedges, net of tax	1,077	(2,413)	(544)
Foreign currency translation	15	209	(513)
Other comprehensive income (loss)	$1,092	$(2,204)	$(1,057)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments, net of tax, out of accumulated other comprehensive income (loss), by component, included in net earnings for the year ended December 28, 2013 (in thousands):

	2013	Classification In Earnings
Cash flow hedges, net of tax	$(1,149)	Cost of sales

NOTE L—FAIR VALUE MEASUREMENTS

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, the interest rate swap contracts are included in the Level 3 fair value measurements as of December 28, 2013 and December 29, 2012. A 1% change in the unobservable input would have an approximately $0.1 million effect on interest expense. Management has elected not to account for these instruments as designated hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities.”

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

	Interest Rate Swap Contracts
	December 28, 2013	December 29, 2012
Beginning balance	$8,872	$6,500
Unrealized loss included in interest expense	742	2,372
Settlements	(4,162)	0
Ending balance	$5,452	$8,872

The following table sets forth our hedging-related financial assets and liabilities fair value measured on a recurring basis as of the years ended December 28, 2013 and December 29, 2012 (in thousands):

	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value Measurements As of December 28, 2013
Assets at fair value:
Commodity contracts—Grain	$0	$0	$0	$0
Commodity contracts—Energy	101	0	101	0
Foreign currency contracts	0	0	0	0
Total assets at fair value	$101	$0	$101	$0
Liabilities at fair value:
Commodity contracts—Grain	$164	$0	$164	$0
Commodity contracts—Energy	0	0	0	0
Foreign currency contracts	121	0	121	0
Interest rate swap contracts	5,452	0	0	5,452
Total liabilities at fair value	$5,737	$0	$285	$5,452
	Fair Value Measurements As of December 29, 2012
Assets at fair value:
Commodity contracts—Grain	$0	$0	$0	$0
Commodity contracts—Energy	0	0	0	0
Total assets at fair value	$0	$0	$0	$0
Liabilities at fair value:
Commodity contracts—Grain	$1,607	$0	$1,607	$0
Commodity contracts—Energy	116	0	116	0
Interest rate swap contracts	8,872	0	0	8,872
Total liabilities at fair value	$10,595	$0	$1,723	$8,872
The carrying amount of our debt (including current maturities) was $1.17 billion as of December 28, 2013 and $1.21 billion as of December 29, 2012. Based on current market rates provided primarily by various bank sources, the fair value of this debt at December 28, 2013 was estimated at $1.21 billion (level 2) and at December 29, 2012 was estimated at $1.26 billion (level 2). Our cash equivalents, accounts receivable, accounts payable and other liabilities’ carrying value approximate fair value.

NOTE M—BUSINESS SEGMENTS

Beginning January 1, 2013, we changed our retail selling costs allocation methodology between segments. The allocation impacts the operating profit reported by each segment. This allocation change increased the operating profit for the Cheese and Other Dairy-Case Products segment and decreased the operating profit for the Egg Products and Refrigerated Potato Products segments. The operating profit by segment for the years ended December 29, 2012 and December 31, 2011 have been restated to reflect the allocation change.

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

Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. We evaluate the performance of our business segments and allocated resources to them based primarily on operating profit, defined as earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Our corporate office maintains a majority of our cash under our cash management policy. See Note N for disclosure of our foreign operations represented in the Non-Guarantor Subsidiary column of the respective statements.

We have the following concentrations in sales for major customers recorded in all three segments of our business for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	2013	2012	2011
Customer A	13%	11%	10%
Customer B	18%	15%	13%

Certain financial information for our operating segments is as follows (in thousands):

	Egg Products	Refrigerated Potato Products	Cheese & Other Dairy-Case Products	Corporate	Total
Year ended December 28, 2013
External net sales	$1,431,218	$170,870	$346,195	$0	$1,948,283
Operating profit (loss)	130,279	20,782	23,878	(11,016)	163,923
Total assets	1,530,026	227,076	199,313	110,894	2,067,309
Depreciation and amortization	72,521	11,978	7,032	4	91,535
Capital expenditures	46,127	3,025	1,519	0	50,671
Year ended December 29, 2012
External net sales	$1,315,705	$153,481	$386,868	$0	1,856,054
Operating profit (loss)	113,803	18,594	26,180	(24,188)	134,389
Total assets	1,522,340	233,895	212,953	106,160	2,075,348
Depreciation and amortization	78,901	11,370	7,370	5	97,646
Capital expenditures	32,274	2,800	2,201	0	37,275
Year ended December 31, 2011
External net sales	$1,228,410	$138,004	$400,174	$0	$1,766,588
Operating profit (loss)	99,265	13,020	23,523	(19,648)	116,160
Total assets	1,545,678	239,535	225,728	129,915	2,140,856
Depreciation and amortization	78,443	11,048	7,748	7	97,246
Capital expenditures	42,589	1,483	1,158	0	45,230

NOTE N—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents our condensed consolidated balance sheets as of December 28, 2013 and December 29, 2012, and the condensed consolidating statements of earnings and comprehensive income, and statements of cash flows for our years ended December 28, 2013, December 29, 2012 and December 31, 2011. The December 28, 2013, December 29, 2012 and December 31, 2011 financial statements reflect Michael Foods Group, Inc. (Corporate), the 100% owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheet

December 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$60,594	$83	$0	$60,677
Accounts receivable, less allowances	0	170,689	5,112	(4,866)	170,935
Inventories	0	151,962	6,533	0	158,495
Prepaid expenses and other	1,331	12,388	229	0	13,948
Total current assets	1,331	395,633	11,957	(4,866)	404,055
Property, Plant and Equipment—net	0	259,397	8,805	0	268,202
Goodwill	0	824,581	6,590	0	831,171
Intangibles and other assets	766,212	548,625	0	(750,956)	563,881
Investment in subsidiaries	874,754	(4,090)	0	(870,664)	0
Total assets	$1,642,297	$2,024,146	$27,352	$(1,626,486)	$2,067,309
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$0	$3,839	$919	$0	4,758
Accounts payable	0	100,869	7,362	(4,866)	103,365
Accrued liabilities	27,302	75,890	2,628	0	105,820
Total current liabilities	27,302	180,598	10,909	(4,866)	213,943
Long-term debt, less current maturities	1,156,566	740,641	20,053	(750,956)	1,166,304
Deferred income taxes	6,214	228,491	142	0	234,847
Other long-term liabilities	3,628	0	0	0	3,628
Shareholder’s equity	448,587	874,416	(3,752)	(870,664)	448,587
Total liabilities and shareholder’s equity	$1,642,297	$2,024,146	$27,352	$(1,626,486)	$2,067,309

Condensed Consolidating Balance Sheet

December 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0	$43,274	$0	$0	$43,274
Accounts receivable, less allowances	0	163,040	5,229	(4,244)	164,025
Inventories	0	145,011	8,160	0	153,171
Prepaid expenses and other	4,036	14,342	67	0	18,445
Total current assets	4,036	365,667	13,456	(4,244)	378,915
Property, Plant and Equipment—net	0	253,605	11,059	0	264,664
Goodwill	0	822,959	7,058	0	830,017
Intangibles and other assets	805,161	580,103	0	(783,512)	601,752
Investment in subsidiaries	816,656	(1,334)	0	(815,322)	0
Total assets	$1,625,853	$2,021,000	$31,573	$(1,603,078)	$2,075,348
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$10,000	$8,867	$966	$0	19,833
Accounts payable	0	96,342	7,086	(4,244)	99,184
Accrued liabilities	26,789	78,113	2,189	0	107,091
Total current liabilities	36,789	183,322	10,241	(4,244)	226,108
Long-term debt, less current maturities	1,175,443	774,774	22,865	(783,512)	1,189,570
Deferred income taxes	7,146	245,928	121	0	253,195
Other long-term liabilities	6,978	0	0	0	6,978
Shareholder’s equity	399,497	816,976	(1,654)	(815,322)	399,497
Total liabilities and shareholder’s equity	$1,625,853	$2,021,000	$31,573	$(1,603,078)	$2,075,348

Condensed Consolidating Statements of Earnings and Comprehensive Income

For the Year Ended December 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,906,126	$47,306	$(5,149)	$1,948,283
Cost of sales	0	1,582,021	46,152	(5,149)	1,623,024
Gross profit	0	324,105	1,154	0	325,259
Selling, general and administrative expenses	0	159,446	1,890	0	161,336
Operating profit (loss)	0	164,659	(736)	0	163,923
Interest expense, net	53,466	31,395	1,560	0	86,421
Unrealized loss on currency transactions	0	1,156	0	0	1,156
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(53,466)	132,108	(2,296)	0	76,346
Equity in earnings (loss) of subsidiaries	84,794	(2,324)	0	(82,470)	0
Income tax expense (benefit)	(19,036)	44,216	28	0	25,208
Equity in losses of unconsolidated subsidiary	0	774	0	0	774
Net earnings (loss)	$50,364	$84,794	$(2,324)	$(82,470)	$50,364
Comprehensive income (loss)	$50,364	$85,227	$(1,665)	$(82,470)	$51,456

Condensed Consolidating Statements of Earnings and Comprehensive Income

For the Year Ended December 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,812,713	$49,047	$(5,706)	$1,856,054
Cost of sales	0	1,500,668	49,539	(5,706)	1,544,501
Gross profit (loss)	0	312,045	(492)	0	311,553
Selling, general and administrative expenses	224	174,117	2,823	0	177,164
Operating profit (loss)	(224)	137,928	(3,315)	0	134,389
Interest expense, net	54,827	34,010	1,519	0	90,356
Unrealized gain on currency transactions	0	(440)	0	0	(440)
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(55,051)	104,358	(4,834)	0	44,473
Equity in earnings (loss) of subsidiaries	64,224	(4,871)	0	(59,353)	0
Income tax expense (benefit)	(20,921)	33,408	37	0	12,524
Equity in losses of unconsolidated subsidiary	0	1,855	0	0	1,855
Net earnings (loss)	$30,094	$64,224	$(4,871)	$(59,353)	$30,094
Comprehensive income (loss)	$30,094	$62,176	$(5,027)	$(59,353)	$27,890

Condensed Consolidating Statements of Earnings and Comprehensive Income

For the Year Ended December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$0	$1,725,862	$53,265	$(12,539)	$1,766,588
Cost of sales	0	1,455,349	50,765	(12,539)	1,493,575
Gross profit	0	270,513	2,500	0	273,013
Selling, general and administrative expenses	5,111	148,869	2,873	0	156,853
Operating profit (loss)	(5,111)	121,644	(373)	0	116,160
Interest expense, net	79,028	17,624	1,488	0	98,140
Unrealized loss on currency transactions	0	390	0	0	390
Loss on early extinguishment of debt	3,527	0	0	0	3,527
Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(87,666)	103,630	(1,861)	0	14,103
Equity in earnings (loss) of subsidiaries	62,668	(1,851)	0	(60,817)	0
Income tax expense (benefit)	(39,287)	38,582	(10)	0	(715)
Equity in losses of unconsolidated subsidiary	0	529	0	0	529
Net earnings (loss)	$14,289	$62,668	$(1,851)	$(60,817)	$14,289
Comprehensive income (loss)	$14,289	$61,681	$(1,921)	$(60,817)	$13,232

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 28, 2013

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(14,265)	$174,761	$1,378	$161,874
Cash flows from investing activities:
Capital expenditures	0	(49,647)	(1,024)	(50,671)
Business acquisition	0	(38,910)	0	(38,910)
Other assets	0	(610)	0	(610)
Net cash used in investing activities	0	(89,167)	(1,024)	(90,191)
Cash flows from financing activities:
Payments on long-term debt	(31,000)	(8,866)	(940)	(40,806)
Deferred financing costs	(168)	0	0	(168)
Dividend to parent	(13,441)	0	0	(13,441)
Additional capital invested by parent	87	0	0	87
Dividends from subsidiaries	58,787	(59,408)	621	0
Net cash provided by (used in) financing activities	14,265	(68,274)	(319)	(54,328)
Effect of exchange rate changes on cash	0	0	48	48
Net increase in cash and equivalents	0	17,320	83	17,403
Cash and equivalents at beginning of period	0	43,274	0	43,274
Cash and equivalents at end of period	$0	$60,594	$83	$60,677

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2012

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(23,863)	$139,818	$1,950	$117,905
Cash flows from investing activities:
Capital expenditures	0	(34,767)	(2,508)	(37,275)
Net cash used in investing activities	0	(34,767)	(2,508)	(37,275)
Cash flows from financing activities:
Payments on long-term debt	(41,077)	(6,959)	(1,294)	(49,330)
Deferred financing costs	(1,374)	0	0	(1,374)
Dividend to parent	(54,769)	0	0	(54,769)
Dividends from subsidiaries	121,083	(122,936)	1,853	0
Net cash provided by (used in) financing activities	23,863	(129,895)	559	(105,473)
Effect of exchange rate changes on cash	0	0	(1)	(1)
Net decrease in cash and equivalents	0	(24,844)	0	(24,844)
Cash and equivalents at beginning of period	0	68,118	0	68,118
Cash and equivalents at end of period	$0	$43,274	$0	$43,274

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(Unaudited, in thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$3,121	$122,160	$(2,112)	$123,169
Cash flows from investing activities:
Capital expenditures	0	(44,868)	(362)	(45,230)
Investments in and equity adjustments of joint ventures and other	0	(850)	0	(850)
Net cash used in investing activities	0	(45,718)	(362)	(46,080)
Cash flows from financing activities:
Payments on long-term debt	(813,225)	(6,688)	(1,453)	(821,366)
Proceeds from long-term debt	840,000	0	0	840,000
Deferred financing costs	(7,241)	0	0	(7,241)
Dividend to parent	(65,096)	0	0	(65,096)
Dividends from subsidiaries	42,441	(45,246)	2,805	0
Net cash provided by (used in) financing activities	(3,121)	(51,934)	1,352	(53,703)
Effect of exchange rate changes on cash	0	0	(73)	(73)
Net increase (decrease) in cash and equivalents	0	24,508	(1,195)	23,313
Cash and equivalents at beginning of period	0	43,610	1,195	44,805
Cash and equivalents at end of period	$0	$68,118	$0	$68,118

NOTE O—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, in thousands)
	First	Second		Third	Fourth
For the period ended December 28, 2013
Net sales	$484,271	$464,350		$486,926	$512,736
Gross profit	86,468	78,544		76,086	84,161
Net earnings	14,243	9,648		10,571	15,902
For the period ended December 29, 2012
Net sales	$444,826	$436,661		$470,947	$503,620
Gross profit	79,401	73,565		75,358	83,229
Net earnings (loss)	9,352	(1,706	) (a)	8,740	13,708
(a)	Impacted by the jury award in the National Pasteurized Eggs, Inc. trial (see Note G).