Form 10-Q
period 2014-03-29
MICHAEL FOODS GROUP, INC.
filed 2014-05-08
CIK 1517224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 100 shares of $0.01 par value common stock outstanding as of May 8, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share and Per Share Data)

	March 29,	December 28,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and equivalents	$42,289	$60,677
Accounts receivable, less allowances	169,419	170,935
Inventories	161,065	158,495
Prepaid expenses and other	14,928	13,948
Total Current Assets	387,701	404,055
Property, Plant and Equipment
Land	10,410	10,410
Buildings and improvements	137,782	138,010
Machinery and equipment	343,352	335,723
Total Property, Plant and Equipment	491,544	484,143
Less accumulated depreciation	229,803	215,941
Property, Plant and Equipment, net	261,741	268,202
Goodwill	830,947	831,171
Intangible assets, net	515,908	523,608
Deferred financing costs	29,612	31,487
Other assets	9,993	8,786
Total Assets	$2,035,902	$2,067,309
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$4,436	$4,758
Accounts payable	93,112	103,365
Accrued liabilities
Compensation	14,244	15,899
Customer programs	37,891	38,388
Interest	12,007	22,534
Other	30,081	28,999
Total Current Liabilities	191,771	213,943
Long-term debt, less current maturities	1,165,613	1,166,304
Deferred income taxes	232,630	234,847
Other long-term liabilities	2,896	3,628
Commitments and contingencies	–	–
Shareholder’s Equity
Common stock, $0.01 par value, 5,000 shares authorized and 100 shares
issued and outstanding as of March 29, 2014 and December 28, 2013	—	—
Additional paid-in capital	407,903	405,276
Retained earnings	33,966	43,960
Accumulated other comprehensive income (loss)	1,123	(649)
Total Shareholder's Equity	442,992	448,587
Total Liabilities and Shareholder's Equity	$2,035,902	$2,067,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

For the three months ended March 29, 2014 and March 30, 2013

(Unaudited, in thousands)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Net sales	$474,039	$484,271
Cost of sales	407,113	397,803
Gross profit	66,926	86,468
Selling, general and administrative expenses	42,451	42,528
Operating profit	24,475	43,940
Interest expense, net	21,193	21,823
Unrealized loss on currency transactions	541	377
Earnings before income taxes and equity
in losses of unconsolidated subsidiary	2,741	21,740
Income tax expense	1,040	6,987
Equity in losses of unconsolidated subsidiary	7	510
Net earnings	1,694	14,243
Other comprehensive income (loss)
Change in fair value of derivatives, net of tax	1,900	284
Foreign currency translation adjustment	(128)	(40)
Other comprehensive income (loss) (see Note F)	1,772	244
Comprehensive income	$3,466	$14,487

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

For the three months ended March 29, 2014

(Unaudited, in thousands, except shares)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholder's
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance at December 28, 2013	$—	$405,276	$43,960	$(649)	$448,587
Stock option compensation		533			533
Non-cash capital invested by parent		2,094			2,094
Dividend to parent			(11,688)		(11,688)
Net earnings			1,694		1,694
Other comprehensive income				1,772	1,772
Balance at March 29, 2014	$—	$407,903	$33,966	$1,123	$442,992

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 29, 2014 and March 30, 2013

(Unaudited, in thousands)

	2014	2013
Cash flows from operating activities:
Net earnings	$1,694	$14,243
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	14,943	15,040
Amortization of intangibles	7,700	7,700
Amortization of deferred financing costs	1,922	2,045
Amortization of original issue discount on long-term debt	489	538
Deferred income taxes	(883)	(5,421)
Non-cash stock option compensation	533	535
Changes in operating assets and liabilities:
Accounts receivable	1,387	(6,407)
Inventories	(2,818)	(11,669)
Prepaid expenses, income taxes and other	(2,205)	(554)
Accounts payable	(10,013)	(11,009)
Accrued liabilities	(7,280)	(992)
Net cash provided by operating activities	5,469	4,049
Cash flows from investing activities:
Capital expenditures	(8,779)	(5,071)
Other assets	(2,000)	—
Net cash used in investing activities	(10,779)	(5,071)
Cash flows from financing activities:
Payments on long-term debt	(1,349)	(12,346)
Dividend to parent	(11,688)	—
Deferred financing costs	(43)	(49)
Net cash used in financing activities	(13,080)	(12,395)
Effect of exchange rate changes on cash	2	7
Net decrease in cash and equivalents	(18,388)	(13,410)
Cash and equivalents at beginning of period	60,677	43,274
Cash and equivalents at end of period	$42,289	$29,864
Supplemental disclosures of cash flow information:
Non-cash capital investment by parent (see Note D)	$2,094	$2,617

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The three-month periods ended March 29, 2014 and March 30, 2013 were 13-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated and are of normal, recurring nature. Our results of operations and cash flows for the three-month periods ended March 29, 2014 and March 30, 2013 are not necessarily indicative of the results expected for the full year, primarily due to the impacts of seasonality on our fourth quarter resulting from increased holiday demand.

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) updated the guidance for a parent’s accounting of the cumulative translation adjustment (“CTA”) account related to foreign subsidiaries or investment in foreign entities. The update specifies that a company’s CTA should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or investment, for example, if a sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB updated the income taxes guidance for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

There were no other accounting pronouncements adopted or issued during the peirod ended March 29, 2014 that had or are expected to have a material impact on our financial position, operating results or disclosures.

Currency Translation

Our Egg Products Division includes a subsidiary in Canada (MFI Food Canada Ltd.). Its financial statements are included in our consolidated financial statements. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of retained earnings accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The retained earnings equity accounts are translated at historical average rates. Accumulated translation gains or losses are recorded in accumulated other comprehensive income (loss) (“AOCI” or “AOCL”) and are included as a component of comprehensive income. Transactional gains and losses are reported in the consolidated statement of earnings and comprehensive income. Michael Foods, Inc., a wholly-owned subsidiary of the Company, holds a Canadian dollar-denominated note receivable from the Canadian subsidiary. As a result, we record the exchange-rate impact on that note as a component of earnings in the period of change.

Joint Venture

As of March 29, 2014, we have invested $2 million, our 50% share of the capital funding of a joint venture, in MFOSI, LLC, a Delaware LLC (“MFOSI”). MFOSI owns 100% of its subsidiary, Lang Fang MK Food Company Ltd., a Chinese egg products company.    At March 29, 2014, Lang Fang MK Food Company Ltd. had $2.2 million outstanding under its credit facility, for which we have guaranteed our portion, $1.1 million, which is recorded as part of long-term debt.  In March 2014, we canceled a standby letter of credit guaranteeing the Lang Fang MK Foods, Ltd. line of credit and transferred $2 million to a restricted deposit account, classified as restricted cash in “long-term other assets.”  We account for the joint venture under the equity method of accounting. Lang Fang MK Food Company Ltd. has ceased operations.

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

Inventories consisted of the following as of the periods ended (in thousands):

	March 29,	December 28,
	2014	2013
Raw materials and supplies	$29,716	$25,869
Work in process and finished goods	99,683	101,895
Flocks	31,666	30,731
Total inventories	$161,065	$158,495

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

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In

November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We did not record a liability for the alleged underbilling as we believe there is no merit in this claim. During mediation on January 13, 2014, the parties agreed in principle to the terms of a settlement agreement that resolves all claims alleged by all parties. The settlement agreement has been signed by all parties, but must be approved by the Elizabeth City Council before it can become effective; the settlement agreement is scheduled to be presented to the city council on May 13, 2014. The amount accrued related to this matter is adequate to cover the settlement.  Due to the uncertainty of approval and certain provisions in the settlement agreement, we have not recorded the settlement at this time.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, of $2,094,000 and $2,617,000 in the three-month periods ended March 29, 2014 and March 30, 2013, related to the tax benefit the Company receives on our parent’s interest expense and tax amortization deductions due to filing a consolidated Federal tax return.

We are responsible for servicing Michael Foods Holding, LLC senior PIK notes.  On January 15, 2014, we paid an $11,688,000 dividend to Michael Foods Holding, LLC to make its semi-annual interest payment on the notes.

NOTE E—HEDGING AND DERIVATIVES

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

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI or AOCL in the equity section of our balance sheet and an associated amount is recorded in “prepaid expenses and other” current assets. The amounts carried in cash, when appropriate, represent the fair value of our positions in excess of the margin requirements. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness.

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of corn, as of the periods ended (in thousands):

	Corn Volume (in bushels)
	March 29,	December 28,
	2014	2013
Commodity Contracts	1,935	3,045

We had the following outstanding commodity-forward contracts for hedging of forecasted purchases of soybean meal, as of the periods ended (in thousands):

	Soybean Meal Volume (in tons)
	March 29,	December 28,
	2014	2013
Commodity Contracts	33	29

Information on location and amounts of derivative fair values in the consolidated balance sheets is presented below, as of the periods ended (in thousands):

		Fair Value
	Location on
	Condensed Consolidated	March 29, 2014		December 28, 2013
	Balance Sheets	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain (1)	Prepaid expenses and other	$1,822	$(63)	$629	$(793)
Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$—	$—	$101	$—
Currency exchange contracts	Prepaid expenses and other	$—	$(82)	$—	$(121)
Interest rate swap contracts	Other accrued liabilities and
	other long-term liabilities	$—	$(4,554)	$—	$(5,452)
(1)

Amounts represent the gross fair value of derivative assets and liabilities. We net the derivative assets and liabilities for each of our hedging programs, including cash collateral, when a master netting arrangement exists between us and the counterparty to the derivative contract. The amount or timing of cash collateral balances may impact the classification of the derivative in the consolidated balance sheets. The gross fair value of the commodity grain contracts is exclusive of cash collateral receivable of $1,365 and $928 as of March 29, 2014 and December 28, 2013.

The following table represents the effect of derivative instruments in cash flow hedging relationships on our Condensed Consolidated Statements of Earnings and Comprehensive Income, net of tax for the three-month periods ended March 29, 2014 and March 30, 2013 (in thousands):

		Gain (Loss)		Gain (Loss)		Gain (Loss)
		Recognized in		Reclassified from		Recognized in
	Location on	AOCI on Derivative		AOCI into Earnings		Earnings on Derivative (1)
	Condensed	(Effective Portion)		(Effective Portion)		(Ineffective Portion)
	Consolidated	Three Months Ended		Three Months Ended		Three Months Ended
	Statements of	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	Earnings	2014	2013	2014	2013	2014	2013
Commodity contracts – Grain	Cost of sales	$1,959	$(687)	$59	$(971)	$(64)	$(151)
(1)	There were no gains or losses resulting from the discontinuance of cash flow hedges during the three-month periods ended March 29, 2014 and March 30, 2013.

The following table represents the effect of derivative instruments not designated as hedging instruments on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three-month periods ended March 29, 2014 and March 30, 2013 (in thousands):

		Gain (Loss)
		Recognized in Earnings
		Earnings on Derivative
	Location on	Three Months Ended
	Condensed Consolidated	March 29,	March 30,
	Statements of Earnings	2014	2013
Commodity contracts – Energy	Cost of sales	$(135)	$(143)
Foreign currency contracts	General and administrative expense	$(11)	$—
Interest rate swap contracts	Interest expense	$(143)	$(184)

NOTE F—COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	March 29,	December 28,
	2014	2013
Fair value of derivatives, net of tax	$1,776	$(124)
Foreign currency translation	(653)	(525)
Accumulated other comprehensive income (loss)	$1,123	$(649)

Changes in Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of the components of other comprehensive income and the related tax effects for the three-month periods ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013
Unrealized gain (loss) on cash flow hedges, before tax	$3,001	$451
Tax expense (benefit)	1,101	167
Unrealized gain (loss) on cash flow hedges, net of tax	1,900	284
Foreign currency translation	(128)	(40)
Other comprehensive income (loss)	$1,772	$244

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassification adjustments, net of tax, out of accumulated other comprehensive income (loss), by component, that were included in net earnings for the three-month periods ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended		Location on
	March 29,	March 30,	Condensed Consolidated
	2014	2013	Statements of Earnings
Cash flow hedges, net of tax	$59	$(971)	Cost of sales

NOTE G—FAIR VALUE MEASUREMENTS

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

In addition, we seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts. These instruments are valued using standard calculations and models with inputs other than quoted market prices provided by our banking partners. The fair value of instruments may be impacted by the Company’s nonperformance risk, which is estimated based upon the unsecured borrowing rates available to the Company. The borrowing rates available to the Company are considered a significant unobservable input used in the fair value measurement of such instruments. As such, the interest rate swap contracts are included in the Level 3 fair value measurements as of March 29, 2014 and December 28, 2013. A 1% change in the unobservable input would have an approximately $0.1 million effect on interest expense. Management has elected not to account for these instruments as designated hedges so changes in the fair values of these instruments are recognized in the consolidated financial statements as a component of interest expense. The interest rate swap contract liability is measured at fair value on a recurring basis and the current portion of the liability is included in “other accrued liabilities” and the long-term portion is included in “other long-term liabilities.”

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used Level 3, significant unobservable inputs (in thousands):

Interest Rate
Swap
Contracts
Balance at December 28, 2013	$5,452
Unrealized loss included in interest expense	143
Settlements	(1,041)
Balance at March 29, 2014	$4,554

The following table sets forth our hedging-related financial assets and liabilities fair value measured on a recurring basis as of the periods ended March 29, 2014 and December 28, 2013 (in thousands):

	Fair Value Measurements As of March 29, 2014
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets at fair value:
Commodity contracts - Grain	$1,759	$—	$1,759	$—
Commodity contracts - Energy	—	—	—	—
Foreign currency contracts	—	—	—	—
Total assets at fair value	$1,759	$—	$1,759	$—
Liabilities at fair value:
Commodity contracts - Grain	$—	$—	$—	$—
Commodity contracts - Energy	—	—	—	—
Foreign currency contracts	82	—	82	—
Interest rate swap contracts	4,554	—	—	4,554
Total liabilities at fair value	$4,636	$—	$82	$4,554

	Fair Value Measurements As of December 28, 2013
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets at fair value:
Commodity contracts - Grain	$—	$—	$—	$—
Commodity contracts - Energy	101	—	101	—
Foreign currency contracts	—	—	—	—
Total assets at fair value	$101	$—	$101	$—
Liabilities at fair value:
Commodity contracts - Grain	$164	$—	$164	$—
Commodity contracts - Energy	—	—	—	—
Foreign currency contracts	121	—	121	—
Interest rate swap contracts	5,452	—	—	5,452
Total liabilities at fair value	$5,737	$—	$285	$5,452

The carrying amount of our debt (including current maturities) was $1.17 billion as of March 29, 2014 and $1.17 billion as of December 28, 2013. Based on current market rates provided primarily by various bank sources, the fair value of this debt at March 29, 2014 was estimated at $1.20 billion (level 2) and at December 28, 2013 was estimated at $1.21 billion (level 2). Our cash equivalents, accounts receivable, accounts payable and other liabilities’ carrying value approximate fair value.

NOTE H—BUSINESS SEGMENTS

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

Certain financial information on operating segments is as follows (in thousands):

			Cheese &
		Refrigerated	Other
		Potato	Dairy-Case
	Egg Products	Products	Products	Corporate	Total
Three months ended March 29, 2014
External net sales	$349,104	$42,409	$82,526	$—	$474,039
Operating profit (loss)	23,857	3,016	1,174	(3,572)	24,475
Depreciation and amortization	18,042	2,859	1,742	—	22,643
Three months ended March 30, 2013
External net sales	$345,321	$41,846	$97,104	$—	$484,271
Operating profit (loss)	34,960	5,259	7,193	(3,472)	43,940
Depreciation and amortization	18,090	2,885	1,764	1	22,740

NOTE I—SUBSEQUENT EVENTS – MATERIAL DEFINITIVE AGREEMENT

We announced on April 17, 2014 that our parent, MFI Holding Corporation (“MFI Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 16, 2014, by and among MFI Holding, Post Holdings, Inc, Acquisition Sub, Inc., a newly organized, wholly-owned subsidiary of Post Holdings, Inc. (“Merger Sub”), and GS Capital Partners VI Fund, L.P. as representative for the stockholders and optionholders of MFI Holding.

Under the terms of the Merger Agreement, Post Holdings, Inc. will acquire MFI Holding for $2.45 billion in cash on a cash-free, debt-free basis, subject to working capital and other adjustments.  In addition, Post Holdings, Inc. will make a payment of $50 million on the first anniversary of the closing date, which payment is intended to represent the parties’ estimate of the value of certain tax benefits that MFI Holding is expected to realize from payments to be made by or on its behalf in connection with the transactions contemplated by the Merger Agreement.

Subject to the terms and conditions in the Merger Agreement, Merger Sub will merge with and into MFI Holding (the “Merger”), with MFI Holding continuing as the surviving corporation as a wholly-owned subsidiary of Post Holdings, Inc.

At the effective time of the Merger, each share of common stock of MFI Holding issued and outstanding immediately prior to the effective time will be converted into a right to receive cash consideration in accordance with the terms of the Merger Agreement.  The Merger is currently expected to close in the second quarter of 2014.

NOTE J—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents our consolidated balance sheets as of March 29, 2014 and as of December 28, 2013, and the condensed consolidating statements of operations and comprehensive income (loss) for the three-month periods ended March 29, 2014 and March 30, 2013 and cash flows for the three-month periods ended March 29, 2014 and March 30, 2013. The financial statements reflect Michael Foods Group, Inc. (Corporate), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 29, 2014

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$42,289	$—	$—	$42,289
Accounts receivable, less allowances	—	163,511	5,908	—	169,419
Intercompany receivable (payable)	(18,001)	24,351	(6,350)	—	—
Inventories	—	154,970	6,095	—	161,065
Prepaid expenses and other	2,476	12,284	168	—	14,928
Total current assets	(15,525)	397,405	5,821	—	387,701
Property, Plant and Equipment—net	—	253,578	8,163	—	261,741
Goodwill	—	824,581	6,366	—	830,947
Intangibles and other assets	764,333	541,495	—	(750,315)	555,513
Investment in subsidiaries	874,913	(4,839)	—	(870,074)	—
Total assets	$1,623,721	$2,012,220	$20,350	$(1,620,389)	$2,035,902
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$3,544	$892	$—	$4,436
Accounts payable	—	90,868	2,244	—	93,112
Accrued liabilities	15,795	76,352	2,076	—	94,223
Total current liabilities	15,795	170,764	5,212	—	191,771
Long-term debt, less current maturities	1,157,055	739,691	19,182	(750,315)	1,165,613
Deferred income taxes	4,983	227,507	140	—	232,630
Other long-term liabilities	2,896	—	—	—	2,896
Shareholder’s equity	442,992	874,258	(4,184)	(870,074)	442,992
Total liabilities and shareholder’s equity	$1,623,721	$2,012,220	$20,350	$(1,620,389)	$2,035,902

Condensed Consolidating Balance Sheets

December 28, 2013

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$60,594	$83	$—	$60,677
Accounts receivable, less allowances	—	170,689	5,112	(4,866)	170,935
Inventories	—	151,962	6,533	—	158,495
Prepaid expenses and other	1,331	12,388	229	—	13,948
Total current assets	1,331	395,633	11,957	(4,866)	404,055
Property, Plant and Equipment—net	—	259,397	8,805	—	268,202
Goodwill	—	824,581	6,590	—	831,171
Intangibles and other assets	766,212	548,625	—	(750,956)	563,881
Investment in subsidiaries	874,754	(4,090)	—	(870,664)	—
Total assets	$1,642,297	$2,024,146	$27,352	$(1,626,486)	$2,067,309
Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$3,839	$919	$—	$4,758
Accounts payable	—	100,869	7,362	(4,866)	103,365
Accrued liabilities	27,302	75,890	2,628	—	105,820
Total current liabilities	27,302	180,598	10,909	(4,866)	213,943
Long-term debt, less current maturities	1,156,566	740,641	20,053	(750,956)	1,166,304
Deferred income taxes	6,214	228,491	142	—	234,847
Other long-term liabilities	3,628	—	—	—	3,628
Shareholder’s equity	448,587	874,416	(3,752)	(870,664)	448,587
Total liabilities and shareholder’s equity	$1,642,297	$2,024,146	$27,352	$(1,626,486)	$2,067,309

Condensed Consolidating Statements of Operations

And Comprehensive Income (Loss)

Three months ended March 29, 2014

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$—	$465,640	$10,350	$(1,951)	$474,039
Cost of sales	—	399,109	9,955	(1,951)	407,113
Gross profit	—	66,531	395	—	66,926
Selling, general and administrative expenses	—	41,869	582	—	42,451
Operating profit (loss)	—	24,662	(187)	—	24,475
Interest expense, net	13,236	7,605	352	—	21,193
Unrealized loss on currency transactions	—	541	—	—	541
Earnings (loss) before equity in earnings (loss)
of subsidiaries, income taxes and equity in
losses of unconsolidated subsidiary	(13,236)	16,516	(539)	—	2,741
Equity in earnings (loss) of subsidiaries	10,075	(542)	—	(9,533)	—
Income tax expense (benefit)	(4,855)	5,892	3	—	1,040
Equity in losses of unconsolidated subsidiary	—	7	—	—	7
Net earnings (loss)	$1,694	$10,075	$(542)	$(9,533)	$1,694
Comprehensive income (loss)	$1,694	$11,530	$(225)	$(9,533)	$3,466

Condensed Consolidating Statements of Operations

And Comprehensive Income (Loss)

Three months ended March 30, 2013

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$—	$474,016	$11,431	$(1,176)	$484,271
Cost of sales	—	387,791	11,188	(1,176)	397,803
Gross profit	—	86,225	243	—	86,468
Selling, general and administrative expenses	—	41,913	615	—	42,528
Operating profit (loss)	—	44,312	(372)	—	43,940
Interest expense, net	13,473	7,947	403	—	21,823
Unrealized loss on currency transactions	—	377	—	—	377
Earnings (loss) before equity in earnings (loss)
of subsidiaries, income taxes and equity in
losses of unconsolidated subsidiary	(13,473)	35,988	(775)	—	21,740
Equity in earnings (loss) of subsidiaries	22,781	(785)	—	(21,996)	—
Income tax expense (benefit)	(4,935)	11,912	10	—	6,987
Equity in losses of unconsolidated subsidary	—	510	—	—	510
Net earnings (loss)	$14,243	$22,781	$(785)	$(21,996)	$14,243
Comprehensive income (loss)	$14,243	$22,848	$(608)	$(21,996)	$14,487

Condensed Consolidating Statements of Cash Flows

Three months ended March 29, 2014

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(17,958)	$24,856	$(1,429)	$5,469
Cash flows from investing activities:
Capital expenditures	—	(8,735)	(44)	(8,779)
Other assets	—	(2,000)	—	(2,000)
Net cash used in investing activities	—	(10,735)	(44)	(10,779)
Cash flows from financing activities:
Payments on long-term debt	—	(1,253)	(96)	(1,349)
Deferred financing costs	(43)	—	—	(43)
Dividend to parent	(11,688)	—	—	(11,688)
Dividend from subsidiaries	29,689	(31,173)	1,484	—
Net cash provided by (used in) financing activities	17,958	(32,426)	1,388	(13,080)
Effect of exchange rate changes on cash	—	—	2	2
Net decrease in cash and equivalents	—	(18,305)	(83)	(18,388)
Cash and equivalents at beginning of period	—	60,594	83	60,677
Cash and equivalents at end of period	$—	$42,289	$—	$42,289

Condensed Consolidating Statements of Cash Flows

Three months ended March 30, 2013

(Unaudited, in thousands)

		Guarantor	Non-Guarantor
	Corporate	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(10,387)	$14,182	$254	$4,049
Cash flows from investing activities:
Capital expenditures	—	(4,700)	(371)	(5,071)
Net cash used in investing activities	—	(4,700)	(371)	(5,071)
Cash flows from financing activities:
Payments on long-term debt	(10,000)	(2,245)	(101)	(12,346)
Deferred financing costs	(49)	—	—	(49)
Dividend from subsidiaries	20,436	(20,729)	293	—
Net cash provided by (used in) financing activities	10,387	(22,974)	192	(12,395)
Effect of exchange rate changes on cash	—	—	7	7
Net increase (decrease) in cash and equivalents	—	(13,492)	82	(13,410)
Cash and equivalents at beginning of period	—	43,274	—	43,274
Cash and equivalents at end of period	$—	$29,782	$82	$29,864

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

We entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 16, 2014, by and among MFI Holding Corporation (“us,” “we,” “our”), Post Holdings, Inc, Acquisition Sub, Inc., a newly organized, wholly-owned subsidiary of Post Holdings, Inc. (“Merger Sub”), and GS Capital Partners VI Fund, L.P. as representative for the stockholders and optionholders of MFI Holding Corporation.

Under the terms of the Merger Agreement, Post Holdings, Inc. will acquire us for $2.45 billion in cash on a cash-free, debt-free basis, subject to working capital and other adjustments.  In addition, Post Holdings, Inc. will make a payment of $50 million on the first anniversary of the closing date, which payment is intended to represent the parties’ estimate of the value of certain tax benefits that we are expected to realize from payments to be made by or on our behalf in connection with the transactions contemplated by the Merger Agreement.  For more information regarding the sale of the Company to Post Holdings, Inc. please see Note I to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for certain higher value-added egg products are generally less sensitive to commodity price fluctuations, which impact the input costs of our egg supply, than are other egg products or shell eggs; however, because of agreements with customers we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg market costs were approximately 24% higher in the first three months of 2014 than in the comparable 2013 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 37% and increased approximately 5%, respectively, in the first three months of 2014 as compared to the comparable 2013 period.

The Cheese & Other Dairy-Case Products Division derives a majority of its net sales from refrigerated products produced by others. A majority of those sales are represented by cheese and butter, for which the costs fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The average commodity block cheese prices in the first three months of 2014 were up 34% year-over-year.

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

Results of Operations

Three Months Ended March 29, 2014 as Compared to Three Months Ended March 30, 2013

Net Sales. Net sales for 2014 decreased approximately $10.2 million, or 2.1%, to $474 million from $484.3 million in 2013.  We had volume growth of 5.2% with gains in our egg and refrigerated potato product segments offset by a reduction in volumes in our cheese and dairy-case segment, primarily the result of lower sales in our private-label cheese business due to reduced distribution.

Egg Products Division Net Sales. External net sales for 2014 increased approximately $3.8 million, or 1.1%. The net sales increase is primarily due to an 8.3% increase in volume, which was seen in all the distribution channels with a boost from the Primera acquisition in late June, 2013.   Pass-through pricing impacts of lower grain-based input costs between periods and an unfavorable sales mix offset a portion of the net sales increase.

Refrigerated Potato Products Division Net Sales. External net sales for 2014 increased approximately $0.6 million, or 1.3%. The net sales increase is primarily due to a 3.9% increase in volume, driven by strong foodservice growth. Volumes in our retail business decreased 5.3% as a result of promotional timing between periods related to the timing of Easter.

Cheese & Other Dairy-Case Products Division Net Sales. External net sales for 2014 decreased approximately $14.6 million, or 15%. The net sales decrease reflected volume decreases of 15.9% due primarily to reduced distribution in our private-label cheese and butter businesses.

Cost of Sales. Cost of sales for 2014 increased approximately $9.3 million, or 2.3%, to $407.1 million from $397.8 million in 2013. The increased cost of sales reflected volume growth of 5.2%.  2014 cost of sales reflected lower corn costs, a significant feed ingredient utilized in our Egg Products business.  However, higher soybean meal and record high dairy costs offset the lower corn costs.  In addition, weather-related costs had a significant negative impact on transportation and plant operating costs in 2014.

Egg Products Division Cost of Sales. Cost of sales for 2014 increased approximately $14.5 million, or 5.1%. The cost of sales increase is primarily due to an 8.3% increase in volume.  The smaller increase compared to volume was due primarily to a decrease in the cost of grain related egg purchases due to a decline in the corn input costs compared to last year.

Refrigerated Potato Products Division Cost of Sales. Cost of sales for 2014 increased approximately $3.1 million, or 10.5%. The cost of sales increase is primarily due to a 3.9% increase in volume.  The higher increase compared to volume was due primarily to an increase in raw potato and dairy ingredient costs and weather related effects on plant operations, including significantly higher energy costs between periods.

Cheese & Other Dairy-Case Products Division Cost of Sales. Cost of sales for 2014 decreased approximately $8.2 million, or 9.9%. The cost of sales decrease reflected volume decreases of 15.9%. The smaller decline compared to volume was due to higher commodity prices between periods with cheese costs up 34% between periods.

Gross Profit. Gross profit for 2014 decreased $19.5 million, or 22.6%, to $66.9 million from $86.5 million in 2013. Our gross profit margin decreased to 14.1% in 2014 as compared to 17.9% in 2013.  The decrease in the gross margin percentage was due to a very competitive pricing environment preventing us from passing through significant input cost increases, especially in the retail distribution channel. Pricing lags in our other distribution channels delayed pass-through of all the market related egg costs as those markets rose dramatically in the back half of the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained flat in 2014 with the 2013 period at $42.5 million.

Operating Profit. Operating profit for 2014 decreased approximately $19.4 million, or 44.3%, to $24.5 million from $43.9 million in 2013. The decrease in operating profit for 2014 is due to the factors described above.

Egg Products Division Operating Profit. Operating profit for 2014 decreased approximately $11.1 million, or 31.8%, to $23.9 million from $35 million in 2013. The decrease was mainly a result of unfavorable sales mix, higher egg white costs, pricing lags in foodservice and food ingredient businesses and weather related cost increases.

Refrigerated Potato Products Division Operating Profit. Operating profit for 2014 decreased approximately $2.3 million, or 42.6%, to $3 million from $5.3 million in 2013 due to higher raw potato, dairy ingredients and plant operating costs and an unfavorable sales channel mix.

Cheese & Other Dairy-Case Products Division Operating Profit. Operating profit for 2014 decreased approximately $6 million, or 83.7%, to $1.2 million from $7.2 million in 2013. The decrease was due to reduced volumes and significantly higher commodity prices which we were not able to pass through as a result of a competitive pricing environment.

Interest Expense. Interest expense decreased to $21.2 million in 2014 from approximately $21.8 million in 2013 mainly due to lower debt levels in 2014.

Unrealized loss on currency transactions. We recorded the change in exchange rates impacting an intercompany Canadian currency-denominated note receivable due from our Canadian subsidiary, MFI Food Canada Ltd.

Income Taxes. Our effective tax rate on earnings before income taxes was approximately 37.9% for 2014 compared to approximately 32.1% in 2013. The effective tax rate was affected by the level of income for the period, the amount of permanent differences (primarily the qualified production activities deduction) between book and taxable income, actual tax expense payable at the state level and by the results in our Canadian subsidiary, which impacted the valuation allowance against its deferred tax assets and effective rate.

Liquidity and Capital Resources

In conjunction with the sale of the Company to Post Holdings, Inc. and per the Merger Agreement, much of the indebtedness of the Company and Michael Foods Holding, LLC will be prepaid at the effective date of the Merger.  The Merger is currently expected to close in the second quarter of 2014.  For more information regarding the sale of the Company to Post Holdings, Inc. please see Note I to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The cash flow of approximately $5.5 million provided by operating activities in the three-month period ended March 29, 2014 reflects lower earnings, offset by a decrease in the use of working capital, mainly improved receivable collection and lower inventory offsetting the lower earnings. The cash flow of approximately $4 million provided by operating activities in the three-month period ended March 30, 2013 primarily reflects higher use of working capital offsetting the higher earnings.

The cash flow of approximately $10.8 million used in investing activities in the three-month period ended March 29, 2014 was primarily for capital expenditures.  Additionally, in March 2014, we canceled a standby letter of credit guaranteeing the Lang Fang MK Foods, Ltd. line of credit and transferred $2 million to a restricted deposit account, classified as restricted cash in “long-term other assets.”  For the three-month period ended March 30, 2013, the cash used in investing activities was all capital expenditures.

The cash flow of approximately $13.1 million used in financing activities for the three-month period ended March 29, 2014 reflects an $11.7 million cash dividend to Michael Foods Holding, LLC to make the required interest payment on its senior PIK notes and other scheduled debt payments. The cash flow of approximately $12.4 million used in financing activities for the three-month period ended March 30, 2013 reflects a $10 million term B loan prepayment and other scheduled debt payments.

We are a party to a credit agreement, with Bank of America, N.A. as administrative agent, with availability up to $915 million and consisting of the following:

—

$75 million revolving line of credit, of which approximately $17.5 million matures June 29, 2015 with the remaining $57.5 million expiring February 25, 2016. The line bears interest at the greater of LIBOR or 1.75%, plus 4.5% margin for Eurodollar loans and the greater of base rate or 2.75%, plus 3.5% margin for base rate loans; and

—

$840 million term B loan maturing February 25, 2018, amortizing at 1% per year, and bearing interest at the greater of LIBOR or 1.25%, plus 3% margin for Eurodollar loans and the greater of base rate or 2.25%, plus 2% margin for base rate loans; and

—	In addition, the credit agreement permits us to incur incremental term and revolving loans in an aggregate amount not to exceed $200 million, subject to certain conditions.

On June 29, 2010, the Company issued $430 million of 9.75% senior notes maturing on July 15, 2018, with Wells Fargo Bank, National Association as Trustee.

On December 18, 2012, Michael Foods Holding, LLC issued $275 million senior PIK notes which accrue cash interest at a rate of 8.5%, with the option to PIK interest at a rate of 9.25%. Although we do not guarantee the notes, as a wholly owned subsidiary of the issuer, we are responsible for servicing the notes.  During the period ended March 29, 2014, we paid an $11.7 million cash dividend to Michael Foods Holding, LLC for its use in paying the semi-annual interest payment.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 9.75% senior notes, contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the results of operations, financial position and cash flow. In general, the debt covenants limit discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit agreement and 9.75% senior notes as of March 29, 2014.

We use Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit agreement:

	Twelve Months Ended
	March 29,		March 30,
(In thousands)	2014		2013
Calculation of Interest Coverage Ratio:
Adjusted EBITDA (1)	$240,277		$248,224
Consolidated Interest Charges (2)	79,603		78,536
Interest Coverage Ratio	3.02	x	3.16	x
Minimum Permitted Interest Coverage Ratio	1.90	x	1.90	x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$1,179,348		$1,211,997
Less: Cash and equivalents (Maximum $75,000)	(42,289)		(29,864)
	$1,137,059		$1,182,133
Adjusted EBITDA (1)	240,277		248,224
Leverage Ratio	4.73	x	4.76	x
Maximum Permitted Leverage Ratio	6.50	x	6.75	x
(1)	Adjusted EBITDA (earnings before interest expense, taxes, depreciation, amortization and other adjustments) is defined in the credit agreement as follows:

	Twelve Months Ended
	March 29,	March 30,
	2014	2013
	(Unaudited, in thousands)
Net earnings	$37,815	$34,985
Unrealized loss on currency transactions (a)	1,320	340
Consolidated net earnings	39,135	35,325
Interest expense	85,823	89,596
Income tax expense	19,261	14,701
Depreciation and amortization	91,438	95,739
Non-cash and stock option compensation	2,161	2,132
Unusual charges (b)	(1,499)	5,999
Costs associated with debt issuance	—	224
Costs associated with permitted acquisition	1,140	—
Costs associated with unconsummated acquisitions	—	1,832
Realized (gain) loss upon the disposition of
property not in the ordinary course of business	(566)	—
Equity sponsor management fee	2,655	2,466
Expenses related to industrial revenue bonds
guaranteed by certain of our subsidiaries	432	532
Projected acquisition synergies (c)	1,500	—
Unusual gain	(943)	—
Unrealized loss on swap contracts	(260)	(322)
Adjusted EBITDA, as defined in the credit agreement	$240,277	$248,224
(a)	The unrealized loss on currency transactions relates to an intercompany note receivable denominated in Canadian currency and due from our Canadian subsidiary, MFI Food Canada Ltd.
(b)	The unusual charges relate to the jury award and subsequent mediated settlement in the National Pasteurized Eggs, Inc. litigation.
(c)	Includes projected reductions in production costs and selling, general and administrative expenses as we integrate Primera customers and operations into our egg products division.

(2)	Consolidated interest charges, as calculated in the credit agreement, were as follows:

	Twelve Months Ended
	March 29,	March 30,
	2014	2013
	(Unaudited, in thousands)
Gross interest expense	$86,117	$89,725
Plus:
Cash settlements on interest rate swaps	4,254	949
Minus:
Amortization of financing costs	10,067	10,276
Non-cash mark-to-market on interest rate swaps	701	1,862
Consolidated interest charges	$79,603	$78,536
(3)	Funded Indebtedness was as follows:

	March 29,	March 30,
	2014	2013
	(Unaudited, in thousands)
Credit facility - revolving line of credit	$—	$—
Credit facility - term B loan	734,723	755,723
Senior unsecured notes	430,000	430,000
Secured notes	1,650	3,000
Capital leases	3,985	9,447
Guarantees	6,597	9,192
Other indebtedness	498	1,080
Insurance bonds	1,545	1,205
Standby letters of credit	350	2,350
	$1,179,348	$1,211,997
Reconciling items to
Long-term debt, including current maturities:
Insurance bonds	$(1,545)	$(1,205)
Guarantees	(815)	(1,600)
Standby letters of credit	(350)	(2,350)
Guarantee for Lang Fang MK Food Company credit facility	1,079	876
Original issue discount on term B loan	(7,668)	(9,741)
	(9,299)	(14,020)
Long-term debt, including current maturities	$1,170,049	$1,197,977

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matured on December 30, 2013. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of March 29, 2014, the outstanding balance was $1.7 million and had an effective interest rate of 3.6%.

We have guaranteed, through our M.G. Waldbaum Company subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of two municipalities where we have food processing facilities. In September 2012, the City of Wakefield, Nebraska refinanced two bonds related to its wastewater treatment facility. The refinancing resulted in the combination of the remaining balances of the 2005 and 2007 series bonds into a 2012 series bond for $8.5 million at an annual interest rate of 4.57%. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at March 29, 2014 was approximately $6.6 million.

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

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we expect would be available to us if sought. At March 29, 2014, we had $74.7 million of funds available on our revolving line of credit.

We invested approximately $8.8 million in capital expenditures in the three-month period ended March 29, 2014. Our spending continues to be focused on expanding capacity for higher value-added egg products and maintaining existing production facilities, among other projects. Further capital spending in the remainder of 2014 is expected to be funded by operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q, including the factors described under “Risk Factors” in our Form 10-K filed with the SEC on March 21, 2014. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q include changes in national or global economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs. You should not place undue reliance on our forward-looking statements. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to publicly update or revise these forward-looking statements to reflect future events or circumstances except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the three-month period ended March 29, 2014.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 29 , 2014. Based on these evaluations, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 29, 2014.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lawsuit against the City of Elizabeth and Liberty Water Co.: On January 28, 2010, our subsidiary Papetti’s Hygrade Egg Products, Inc. commenced suit in New Jersey Superior Court against the City of Elizabeth, N.J. and Liberty Water Company. The suit alleges that City sewer charges, which are billed by Liberty Water, are arbitrary and inequitable. Papetti’s seeks a declaration that its sewer bills have been inaccurate at least since 2002, and seeks invalidation of certain sewer-related charges and surcharges. In responding to the suit, the City of Elizabeth counterclaimed on May 7, 2010 that Papetti’s “has not been charged the full and proper amount of sewage charges due to billing mistakes of Defendant Liberty Water Company,” but did not allege any undercharged amount. On June 1, 2011, Liberty Water gave notice of its belief that since 2004, it underbilled Papetti’s by some $6.5 million. In November of 2011, Liberty Water issued invoices totaling $6.2 million to Papetti’s in connection with the alleged underbilling. We did not record a liability for the alleged underbilling as we believe there is no merit in this claim. During mediation on January 13, 2014, the parties agreed in principle to the terms of a settlement agreement that resolves all claims alleged by all parties. The settlement agreement has been signed by all parties, but must be approved by the Elizabeth City Council before it can become effective; the settlement agreement is scheduled to be presented to the city council on May 13, 2014.   The amount accrued related to this matter is adequate to cover the settlement.  Due to the uncertainty of approval and certain provisions in the settlement agreement, we have not recorded the settlement at this time.

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

ITEM 1A. RISK FACTORS

Readers are directed to our Annual Report on Form 10-K filed March 21, 2014, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors.

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

MICHAEL FOODS GROUP, INC.
		By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Mark W. Westphal
Mark W. Westphal
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 8, 2014